Form 10-Q
period 1994-03-31
PACIFIC GAS & ELECTRIC CO
filed 1994-05-16
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                         ---------------------------
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                   OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ---------      ------------

                    Commission File No. 1-2348

                    PACIFIC GAS AND ELECTRIC COMPANY
               -------------------------------------------
          (Exact name of registrant as specified in its charter)

          California                              94-0742640
- - ----------------------------                 -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     77 Beale Street, P.O. Box 770000, San Francisco, California 94177
     -----------------------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (415) 973-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No
               ---------                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding at April 29, 1994
     ---------------               ------------------------------
Common Stock, $5 par value                   430,885,607 shares



                                Form 10-Q
                                ---------
                             TABLE OF CONTENTS
                             -----------------

PART I.  FINANCIAL INFORMATION                                      Page
- - ------------------------------                                      ----

Item 1.  Consolidated Financial Statements and Notes
           Statement of Consolidated Income........................   1
           Consolidated Balance Sheet..............................   2
           Statement of Consolidated Cash Flows....................   4
           Note 1:  General
                      Basis of Presentation........................   5
                      Decommissioning Costs........................   5
                      Postemployment Benefits......................   6
           Note 2:  Reasonableness Proceedings.....................   6
           Note 3:  Investments in Debt and Equity Securities......   8
           Note 4:  Contingencies
                      Helms Pumped Storage Plant...................  10
                      Nuclear Insurance............................  10
                      Environmental Remediation....................  11
                      Legal Matters................................  12
Item 2.    Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition
           Results of Operations
             Earnings Per Common Share.............................  14
             Operating Revenues....................................  14
             Operating Expenses....................................  15
             Changing Competitive and Regulatory Environment.......  15
             Rate Proceedings......................................  20
             Reasonableness Proceedings............................  22
             Legal Matters.........................................  23
             Adoption of New Accounting Standards..................  25
           Liquidity and Capital Resources
             Sources of Capital....................................  25
             Environmental Remediation.............................  26
             Sale of Subsidiary....................................  26


PART II.   OTHER INFORMATION                                        Page
- - ---------------------------                                         ----

Item 1.    Legal Proceedings
             Franchise Fees Litigation.............................  27
Item 4.    Submission of Matters to a Vote of Security-Holders.....  27
Item 5.    Other Information
             Ratios of Earnings to Fixed Charges and Ratios of
             Earnings to Combined Fixed Charges and Preferred
             Stock Dividends.......................................  29
Item 6.    Exhibits and Reports on Form 8-K........................  29

SIGNATURE..........................................................  31
- - ---------


                                 PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         ---------------------------------

                              PACIFIC GAS AND ELECTRIC COMPANY
                              STATEMENT OF CONSOLIDATED INCOME
                                        (unaudited)

- - --------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
                                                                 ---------------------------
(in thousands, except per share amounts)                                1994            1993
- - --------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                                          $1,815,977      $1,722,289
Gas                                                                  698,294         741,529
                                                                  ----------      ----------
  Total operating revenues                                         2,514,271       2,463,818
                                                                  ----------      ----------

OPERATING EXPENSES
Cost of electric energy                                              546,961         435,463
Cost of gas                                                          316,818         348,218
Distribution                                                          57,063          55,232
Transmission                                                          17,260          47,259
Customer accounts and services                                        90,114          88,486
Maintenance                                                          113,656         118,166
Depreciation and decommissioning                                     348,433         318,454
Administrative and general                                           195,169         264,592
Income taxes                                                         249,710         197,813
Property and other taxes                                              80,815          83,047
Other                                                                 83,598          86,760
                                                                  ----------      ----------
  Total operating expenses                                         2,099,597       2,043,490
                                                                  ----------      ----------
OPERATING INCOME                                                     414,674         420,328
                                                                  ----------      ----------
OTHER INCOME AND (INCOME DEDUCTIONS)
Interest income                                                       19,440          23,465
Allowance for equity funds used during construction                    4,679           9,703
Other--net                                                            (8,363)        (10,840)
                                                                  ----------      ----------
  Total other income and (income deductions)                          15,756          22,328
                                                                  ----------      ----------
INCOME BEFORE INTEREST EXPENSE                                       430,430         442,656
                                                                  ----------      ----------
INTEREST EXPENSE
Interest on long-term debt                                           155,724         175,286
Other interest charges                                                41,741          26,708
Allowance for borrowed funds used during construction                 (3,987)        (15,002)
                                                                  ----------      ----------
  Net interest expense                                               193,478         186,992
                                                                  ----------      ----------
NET INCOME                                                           236,952         255,664
Preferred dividend requirement                                        14,458          16,760
                                                                  ----------      ----------

EARNINGS AVAILABLE FOR COMMON STOCK                               $  222,494      $  238,904
                                                                  ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           428,531         428,426

EARNINGS PER COMMON SHARE                                               $.52            $.56

DIVIDENDS DECLARED PER COMMON SHARE                                     $.49            $.47


- - --------------------------------------------------------------------------------------------
<F/N>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                               PACIFIC GAS AND ELECTRIC COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                         (unaudited)

- - --------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
(in thousands)                                                          1994            1993
- - --------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                     $16,848,704     $16,633,772
  Diablo Canyon                                                    6,522,552       6,518,413
Gas                                                                7,215,766       7,146,741
                                                                 -----------     -----------
    Total plant in service (at original cost)                     30,587,022      30,298,926
Accumulated depreciation and decommissioning                     (11,543,555)    (11,235,519)
                                                                 -----------     -----------
      Net plant in service                                        19,043,467      19,063,407
                                                                 -----------     -----------
CONSTRUCTION WORK IN PROGRESS                                        526,205         620,187

OTHER NONCURRENT ASSETS
Oil and gas properties                                               561,649         573,523
Decommissioning funds                                                588,050         536,544
Other assets                                                         533,048         497,689
                                                                 -----------     -----------
      Total other noncurrent assets                                1,682,747       1,607,756
                                                                 -----------     -----------

CURRENT ASSETS
Cash and cash equivalents                                            181,962          61,066
Accounts receivable
  Customers                                                        1,122,707       1,264,907
  Other                                                              121,684         123,255
  Allowance for uncollectible accounts                               (24,221)        (23,647)
Regulatory balancing accounts receivable                           1,074,337         992,477
Inventories
  Materials and supplies                                             240,455         239,856
  Gas stored underground                                             108,645         170,345
  Fuel oil                                                            97,604         109,615
  Nuclear fuel                                                       135,096         134,411
Prepayments                                                           46,643          56,062
                                                                 -----------     -----------
      Total current assets                                         3,104,912       3,128,347
                                                                 -----------     -----------

DEFERRED CHARGES
Income tax-related deferred charges                                1,140,407       1,246,890
Diablo Canyon costs                                                  415,333         419,775
Unamortized loss net of gain on reacquired debt                      391,926         395,659
Workers' compensation and disability claims recoverable              282,417         192,203
Other                                                                425,117         488,302
                                                                 -----------     -----------
      Total deferred charges                                       2,655,200       2,742,829
                                                                 -----------     -----------

TOTAL  ASSETS                                                    $27,012,531     $27,162,526
                                                                 ===========     ===========


- - --------------------------------------------------------------------------------------------
<F/N>
                      (continued on next page)



                             PACIFIC GAS AND ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEET
                                        (unaudited)

- - --------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
(in thousands)                                                          1994            1993
- - --------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                     $ 2,145,391     $ 2,136,095
Additional paid-in capital                                         3,708,610       3,666,455
Reinvested earnings                                                2,638,586       2,643,487
                                                                 -----------     -----------
       Total common stock equity                                   8,492,587       8,446,037
Preferred stock without mandatory redemption provision               732,995         807,995
Preferred stock with mandatory redemption provision                  137,500          75,000
Long-term debt                                                     9,084,132       9,292,100
                                                                 -----------     -----------
       Total capitalization                                       18,447,214      18,621,132
                                                                 -----------     -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                   154,003         152,872
Workers' compensation and disability claims                          249,000         157,000
Other                                                                314,773         246,950
                                                                 -----------     -----------
       Total other noncurrent liabilities                            717,776         556,822
                                                                 -----------     -----------


CURRENT LIABILITIES
Short-term borrowings                                                392,073         764,163
Long-term debt                                                       327,440         221,416
Accounts payable
  Trade creditors                                                    392,100         472,985
  Other                                                              389,362         389,065
Accrued taxes                                                        505,581         303,575
Deferred income taxes                                                348,820         315,584
Interest payable                                                     165,563          82,105
Dividends payable                                                    225,125         203,923
Other                                                                366,276         487,809
                                                                 -----------     -----------
       Total current liabilities                                   3,112,340       3,240,625
                                                                 -----------     -----------

DEFERRED CREDITS
Deferred income taxes                                              3,855,244       3,978,950
Deferred investment tax credits                                      406,135         410,969
Other                                                                473,822         354,028
                                                                 -----------     -----------
       Total deferred credits                                      4,735,201       4,743,947

CONTINGENCIES (Notes 2 and 4)                                              -               -
                                                                 -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES                             $27,012,531     $27,162,526
                                                                 ===========     ===========


- - --------------------------------------------------------------------------------------------
<F/N>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                        PACIFIC GAS AND ELECTRIC COMPANY
                             STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (unaudited)
- - --------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
                                                                 ---------------------------
(in thousands)                                                          1994            1993
- - --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 236,952      $  255,664
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                                 348,433         318,454
    Amortization                                                      16,039          19,407
    Deferred income taxes and investment tax credits--net             (7,870)        (41,844)
    Allowance for equity funds used during construction               (4,679)         (9,703)
    Net effect of changes in operating assets
      and liabilities
        Accounts receivable                                          144,345         124,464
        Regulatory balancing accounts receivable                     (81,860)        153,374
        Inventories                                                   72,427          41,785
        Accounts payable                                             (80,588)       (107,370)
        Accrued taxes                                                211,585         258,029
        Other working capital                                        (28,656)        263,123
        Other deferred charges                                        29,058        (125,110)
        Other noncurrent liabilities                                   4,944         (14,296)
        Other deferred credits                                       120,525         (17,254)
    Other--net                                                        (4,132)          3,071
                                                                   ---------      ----------
Net cash provided by operating activities                            976,523       1,121,794
                                                                   ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                                           (235,253)       (459,556)
Allowance for borrowed funds used during construction                 (3,987)        (15,002)
Nonregulated expenditures                                            (29,300)        (42,840)
Other--net                                                            29,790          (8,199)
                                                                   ---------      ----------
Net cash used by investing activities                               (238,750)       (525,597)
                                                                   ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                   61,548          72,461
Common stock repurchased                                                (553)           (534)
Preferred stock issued                                                62,312          75,000
Preferred stock redeemed                                             (82,965)        (84,269)
Long-term debt issued                                                 20,485         521,956
Long-term debt matured or reacquired                                (125,627)        (97,687)
Short-term debt redeemed--net                                       (372,090)       (241,877)
Dividends paid                                                      (217,910)       (205,625)
Other--net                                                            37,923          (6,051)
                                                                   ---------      ----------
Net cash provided (used) by financing activities                    (616,877)         33,374
                                                                   ---------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              120,896         629,571

CASH AND CASH EQUIVALENTS AT JANUARY 1                                61,066          97,592
                                                                   ---------      ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                              $ 181,962      $  727,163
                                                                   =========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                          $  92,088      $   10,102
    Income taxes                                                      67,758          25,005

- - --------------------------------------------------------------------------------------------
<F/N>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



                     PACIFIC GAS AND ELECTRIC COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1:  GENERAL
- - ----------------

Basis of Presentation:
- - ---------------------
The accompanying unaudited consolidated financial statements of Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have been prepared in accordance with the interim period reporting requirements of Form 10-Q. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in the 1993 Annual Report on Form 10-K.

In the opinion of management, the accompanying statements reflect all adjustments which are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Decommissioning Costs:
- - ---------------------
The estimated total obligation for decommissioning costs is approximately $1.1 billion in 1994 dollars (or $4.5 billion in escalated dollars); this obligation is being recognized ratably over the facilities' lives. This estimate considers the total cost (including labor, materials and other costs) of decommissioning and dismantling plant systems and structures and includes a contingency factor for possible changes in regulatory requirements and waste disposal cost increases.

The decommissioning method selected for Diablo Canyon anticipates the equipment, structures, and portions of the facility and site containing radioactive contaminants will be removed or decontaminated to a level that permits the property to be released for unrestricted use shortly after cessation of operations. Humboldt Bay Power Plant is being decommissioned under a method which consists of placing and maintaining the facility in protective storage until some future time when dismantling can be initiated.

As of March 31, 1994, the Company had accumulated in external trust funds $588 million at fair value to be used for the decommissioning of its nuclear facilities. The average annualized escalation rate and the assumed return on qualified trust assets used to calculate the decommissioning obligation are approximately 5.5% and 5.25% (6.25% on nonqualified trust assets), respectively.

Postemployment Benefits:
- - -----------------------
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to adopt accrual accounting for benefits provided to former or inactive employees and their beneficiaries and covered dependents, after employment but before retirement. Due to current regulatory treatment, adoption of SFAS No. 112 did not have a significant impact on the Company's financial position or results of operations. Adoption of SFAS No. 112 resulted in an increase of approximately $90 million in consolidated liabilities and consolidated assets as of January 1, 1994.

NOTE 2:  Reasonableness Proceedings
- - -----------------------------------
Recovery of energy costs through the Company's regulatory balancing account mechanisms is subject to a California Public Utilities
Commission (CPUC) determination that such costs were incurred reasonably.

During reasonableness proceedings, the Division of Ratepayer Advocates
(DRA), a consumer advocacy branch of the CPUC staff, as well as other groups (intervenors) may make recommendations to the CPUC. An Administrative Law Judge (ALJ) will review testimony and issue a proposed decision. Neither the DRA's recommendations nor the ALJ's proposed decision constitute a CPUC decision. The CPUC can accept all, part or none of the recommendations or the ALJ's proposed decision in its final decision. Under the current regulatory framework, annual reasonableness proceedings are conducted by the CPUC on a historic calendar year basis.

1988-1990: In March 1994, the CPUC issued final decisions covering the years 1988 through 1990, ordering a disallowance of $90 million of gas costs, plus accrued interest of approximately $25 million for the Company's Canadian gas procurement activities and $8 million for gas inventory operations. The Company intends to contest the Canadian gas cost disallowance.

The decision on the Company's Canadian gas procurement activities found that the Company could have saved its customers money if it had bargained more aggressively with its then-existing Canadian suppliers or bought lower-priced gas from other Canadian sources. The decision states that the disallowances previously recommended by the DRA and other intervenors overstate the magnitude of savings which the Company could have achieved. The DRA had recommended that the Company refund $392 million based on its contention that the Company should have purchased 50% of its Canadian gas supplies on the spot market instead of relying on long-term contracts. The CPUC concluded that it was appropriate for the Company to take about 70% of its daily customer gas demand at the actual price charged under its then-existing Canadian gas supply contracts, but that the Company could have met the remainder of its daily demand with lower priced gas, either under those same contracts or with purchases from other Canadian natural gas sources.

In its decision to disallow $8 million for gas inventory operations, the CPUC found the Company's gas inventory operations during 1988 through 1990 to be reasonable except that the Company should have withdrawn more gas from storage during December 1990 for use by the Company's electric department. Earlier, the DRA recommended a disallowance of $37 million contending that the Company should have withdrawn additional gas from storage in the winter of 1989-1990 and December 1990 rather than burning fuel oil, which was more expensive.

CPUC consideration of other issues which relate to purchased electric energy and certain contracts with Southwestern gas producers has been deferred. With respect to purchased electric energy costs, the DRA recommended a disallowance of $18 million for the Company's purchased power expenses from the Pacific Northwest. The Company purchased electric energy when it was cheaper than its incremental fossil fuel generation costs. The DRA argues that if cheaper Canadian gas supplies had been used, the Company's incremental fossil fuel generation costs would have been lower than the purchased power costs. The DRA also indicated that it will be filing recommendations for the effects of any imprudently incurred Canadian gas costs on the prices paid by the Company for energy purchased from qualifying facilities (QFs) and geothermal steam sources. The DRA has not yet addressed issues related to certain contracts with Southwestern gas producers.

1991: The DRA issued a report on the reasonableness of the Company's gas procurement and operating activities for 1991. The DRA recommended that the Company refund $116 million, consisting of $105 million related to Canadian gas purchases and $11 million related to gas inventory operations and Southwestern gas procurement issues. The DRA's recommendations are based on the same theories outlined in the DRA's reports for 1988 through 1990, as discussed above. A CPUC final decision in this proceeding is expected later in 1994 or early in 1995.

1992: The DRA issued a report on the reasonableness of the Company's gas procurement and operating activities for 1992, recommending a disallowance of $92 million. The recommended disallowance includes $61 million related to Canadian gas purchases and $8 million related to gas inventory operations, based on the same theories outlined in prior DRA reports. Also included are disallowances totaling $23 million related to Southwest gas transportation and procurement issues. It is possible that similar issues will be raised regarding the Company's Canadian gas procurement activities during 1993. However, the Company estimates the disallowance that the DRA may recommend for 1993 should be significantly lower than those for prior years.

Affiliate Audit: In October 1993, the DRA issued a report on its investigation of the operations of Alberta and Southern Gas Co. Ltd. (A&S) for 1988 through 1991. The investigation was initiated in connection with the reasonableness proceeding for 1991. The DRA reviewed certain nongas costs, primarily Canadian pipeline charges and A&S overhead costs, and recommended a penalty and disallowance of $50 million and $6 million, respectively. The recommended penalty and disallowance are primarily related to the Company's alleged failure to properly oversee its subsidiary's activities. Recommendations related to 1992 activities may be made in a subsequent report. The DRA has subsequently indicated that it will withdraw the $6 million disallowance recommendation.

The Company filed a motion with the CPUC asking it to disregard the recommended penalty and disallowance because prior federal rulings approved such costs and thus preempt the issue. In December 1993, an ALJ denied this motion.

In addition, the DRA has indicated that it will be issuing a supplemental report addressing matters relating to the Company's former affiliate, Alberta Natural Gas Company (ANG) and the implications, if any, of ANG's status as an affiliate of the Company. The DRA has noted that a substantial portion of ANG's profits were derived from the operation of the Cochrane liquids extraction plant, and that the plant's profitability contributed to the Company's pretax profit of $49 million from the sale of its ANG shares in 1992.

Financial Impact of Reasonableness Proceedings: The Company believes that its gas procurement activities, transportation arrangements and operations were prudent and will vigorously contest any disallowance or penalty recommended by the DRA or other parties.

The Company recorded a reserve of $61 million in 1993 and has accrued approximately $90 million in the first quarter of 1994 as a result of the CPUC's disallowances in the gas reasonableness proceedings for 1988 through 1990 and the Company's assessment of how the CPUC's decisions may impact the open reasonableness issues. The Company currently is unable to estimate the ultimate outcome of the gas reasonableness proceedings, including the affiliate audit, or predict whether such outcome will have a significant adverse impact on its results of operations.

NOTE 3:  Investments in Debt and Equity Securities
- - --------------------------------------------------
Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which established new financial accounting and reporting standards for investments in debt and equity securities. Most of the Company's debt and equity securities, which are included in Decommissioning Funds, are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses recorded to accumulated depreciation and decommissioning, net of tax. Included in cash and cash equivalents are short-term investments in debt securities which are classified as held-to-maturity and are accounted for at amortized cost.

Due to the nature of the Company's investments, the adoption of SFAS No. 115 did not have a significant impact on the Company's financial position or results of operations. The year-to-date proceeds from sales of securities held as available-for-sale were $75.3 million. The year-to-date gross realized gains and gross realized losses on sales of securities held as available-for-sale were $1.3 million and $.3 million, respectively. The cost of equity securities sold is determined by specific identification. The cost of debt securities sold is based on a first-in-first-out method.

The following table provides a comparison of amortized cost and fair value by major investment type for securities available-for-sale and held-to-maturity:

- - ------------------------------------------------------------------------------------------------
(in thousands)                                                                    March 31, 1994
- - ------------------------------------------------------------------------------------------------
                                                                Gross        Gross
                                                              unrealized   unrealized
                                                  Amortized    holding      holding       Fair
                                                    cost        gains        losses       value
                                                  ---------   ----------   ----------   --------
Securities available-for-sale:
  Debt securities issued by the U.S.
    Treasury and other U.S. government
      corporations and agencies                    $ 66,603      $   530     $  (311)   $ 66,822
  Obligations of states and political
    subdivisions                                    436,575       19,489        (736)    455,328
  Equity securities                                  21,549       10,617         (74)     32,092
  Other                                              33,823            -         (15)     33,808
                                                   --------      -------     -------    --------
       Total securities available-
         for-sale                                   558,550       30,636      (1,136)    588,050
Other debt securities held-to-maturity               44,634            -           -      44,634
                                                   --------      -------     -------    --------
         Total investments in securities           $603,184      $30,636     $(1,136)   $632,684
                                                   ========      =======     =======    ========

The contractual principal maturities of all securities are as follows:

- - ------------------------------------------------------------------------------------------------
(in thousands)                                                                    March 31, 1994
- - ------------------------------------------------------------------------------------------------
                                                One year    Five years
                                    One year     to five      to ten     After ten
                                    or less       years        years       years        Total
                                    --------   ----------   ----------   ---------    ----------
Securities available-
for-sale (at fair value):
  Debt securities issued by
  the U.S. Treasury and
    other U.S. government
    corporations and agencies       $ 28,047      $ 3,684     $  3,091    $ 32,000      $ 66,822
  Obligations of states and
    political subdivisions            15,088       65,210      120,908     254,122       455,328
   Other                              33,808            -            -           -        33,808
                                    --------      -------     --------    --------      --------
       Total securities
         available-for-sale           76,943       68,894      123,999     286,122       555,958
Other debt securities held-
to-maturity (at amortized
cost)                                 44,634            -            -           -        44,634
                                    --------      -------     --------    --------      --------
         Total investments
         in securities              $121,577      $68,894     $123,999    $286,122      $600,592
                                    ========      =======     ========    ========      ========

NOTE 4:  Contingencies
- - ----------------------

Helms Pumped Storage Plant (Helms):
- - ----------------------------------
Helms, a three-unit hydroelectric combined generating and pumped storage facility, completion of which was delayed due to a water conduit rupture in 1982 and various start-up problems related to the plant's generators, became commercially operable in 1984. As a result of the damage caused by the rupture and the delay in the operational date, the Company incurred additional costs which are currently excluded from rate base and lost revenues during the period the plant was under repair.

The Company has filed an application for rate recovery of the remaining unrecovered Helms costs, the associated revenue requirement on such costs since 1984 and lost revenues during the time the generators were being repaired. The remaining net unrecovered costs of Helms (after adjustment for depreciation) and revenues discussed above totaled $105 million at March 31, 1994.

In June 1993, the DRA issued its report on the Company's 1991 Helms application and recommended a disallowance of all requested costs and revenues. The DRA recommended ratepayers should not be held responsible for plant costs or losses incurred by a utility due to contractor error, whether or not the utility was prudent, and cited past CPUC action for this policy. The DRA also contended the Company acted imprudently in the management of the project and failed to adequately oversee the engineering and design of the generators. In addition, the DRA argued that the Company should not recover any revenue requirements associated with the generator costs for the period since 1984 because those revenues were not authorized previously by the CPUC and would constitute retroactive ratemaking.

With respect to the lost revenues and related recorded interest during the time that Helms was out of service for the modification and repair of the generators, the DRA asserted the Company failed to establish that the outage was not caused by a problem first identified during the precommercial testing program.

The Company filed its rebuttal testimony in January 1994 asserting that it was prudent in managing and overseeing the project and various issues raised by DRA were not based on facts or were irrelevant to the application. The Company has commenced settlement discussions with the DRA in an attempt to resolve the treatment of Helms costs. The Company is uncertain whether, and to what extent, any of the remaining costs and revenues will be recovered through the ratemaking process.

Nuclear Insurance:
- - -----------------
The Company is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL I and II). If the nuclear plant of a member utility is damaged or increased costs for business interruption are incurred due to a prolonged accidental outage, the Company may be subject to maximum assessments of $21 million (property damage) or $7 million (business interruption), in each case per policy period, if losses exceed premiums, reserves and other resources of NML, NEIL I or NEIL II.

The federal government has enacted laws that require all utilities with nuclear generating facilities to share in payment for claims resulting from a nuclear incident. The Price-Anderson Act limits industry liability for third-party claims resulting from any nuclear incident to $9.3 billion per incident. Coverage of the first $200 million is provided by a pool of commercial insurers. If a nuclear incident results in public liability claims in excess of $200 million, the Company may be assessed up to $159 million per incident, with payments in each year limited to a maximum of $20 million per incident.

Environmental Remediation:
- - -------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. The Company may be required to pay for remedial action at sites where the Company has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA; federal Superfund law) or the California Hazardous Substance Account Act (California Superfund law). These sites include former manufactured gas plant sites or sites used by the Company for the storage or disposal of materials which may be determined to present a significant threat to human health or the environment because of an actual or potential release of hazardous substances. Under CERCLA, the Company's financial responsibilities may include remediation of hazardous wastes, even if the Company did not deposit those wastes on the site.

The overall costs of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. However, based on the information currently available, the Company has an accrued liability as of March 31, 1994, of $60 million for hazardous waste remediation costs. The ultimate amount of such costs may be significantly higher if, among other things, the Company is held responsible for cleanup at additional sites, other potentially responsible parties are not financially able to contribute to these costs, or further investigation indicates that the extent of contamination and affected natural resources is greater than anticipated at sites for which the Company is responsible.

The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on its financial position or results of operations.

Legal Matters:
- - -------------
Antitrust Litigation: In December 1993, the County of Stanislaus, California, and a residential customer of PG&E, filed a complaint against PG&E and Pacific Gas Transmission Company on behalf of themselves and purportedly as a class action on behalf of all natural gas customers of PG&E, for the period of February 1988 through October 1993. The complaint alleges that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws which resulted in increased prices of natural gas for PG&E's customers.

The complaint alleges that the Company could have purchased as much as 50% of its Canadian gas on the spot market instead of relying on long-term contracts and that the damage to the class members is at least as much as the price differential multiplied by the replacement volume of gas, an amount estimated in the complaint as potentially exceeding $800 million. The complaint indicates that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993. The complaint also seeks recovery of three times the amount of the actual damages pursuant to antitrust laws.

The Company believes the case is without merit and has filed a motion to dismiss the complaint. The Company believes that the ultimate outcome of the antitrust litigation will not have a significant adverse impact on its financial position.

Hinkley Litigation: In 1993, a complaint was filed in San Bernardino County Superior Court on behalf of a number of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, as well as punitive damages. The original complaint has been amended, and additional complaints have been filed, to include additional plaintiffs.

The plaintiffs contend that the Company discharged chromium-contaminated wastewater into unlined ponds, which led to chromium percolating into the groundwater of surrounding property. The plaintiffs further allege that the Company discharged the chromium into those ponds to avoid costly alternatives.

In 1987, the Company undertook an extensive project to remediate potential groundwater chromium contamination. The Company has incurred substantially all of the costs it currently deems necessary to clean up the affected groundwater contamination. In accordance with the remediation plan approved by the regional water quality control board, the Company will continue to monitor the affected area and periodically perform environmental assessments.

In November 1993, the parties engaged in private mediation sessions. In December 1993, the plaintiffs filed an offer to compromise and settle their claims against the Company for $250 million.

The Company is unable to estimate the ultimate outcome of this matter, but such outcome could have a significant adverse impact on the Company's results of operations. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

QF Transmission Litigation: The Company is a defendant in a lawsuit, currently in trial, resulting from the termination of a power purchase agreement. The plaintiff contends the Company misrepresented to the CPUC and to QFs its transmission capacity and that the existence of transmission constraints extended the deadline for delivery of energy. The plaintiff also alleges the Company had an obligation to build transmission upgrades at the Company's expense, which it did not fulfill. The complaint seeks compensatory and punitive damages of an unspecified amount. However, the plaintiff's damage expert has testified that in his opinion, the plaintiff's lost profits were $80 million. There are other similarly situated QFs which might choose to file similar complaints depending on the outcome of this litigation. The Company believes that the matter has no merit and that the ultimate outcome will not have a significant adverse impact on its financial position or results of operations.

Franchise Fees Litigation: In March 1994, Santa Clara and Alameda counties filed a class action suit against the Company on behalf of themselves and 45 other counties in the Company's service area. This lawsuit alleges that the Company underpaid franchise fees to the counties for the right to use or occupy public streets or roads as a result of incorrectly computing these payments. The amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $104 million, plus accrued interest of $21 million as of March 31, 1994. The Company believes that the ultimate outcome of the franchise fees litigation will not have a significant adverse impact on its financial position or results of operations.


Item 2.   Management's Discussion and Analysis of Consolidated
          ----------------------------------------------------
          Results of Operations and Financial Condition
          ---------------------------------------------

RESULTS OF OPERATIONS
- - ---------------------

Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have three types of operations: utility, Diablo Canyon Nuclear Power Plant (Diablo Canyon) and nonregulated through PG&E Enterprises (Enterprises). For the three months ended March 31, 1994 and 1993, selected financial information for the three types of operations is shown below:

- - ------------------------------------------------------------------------------------------------

                                    Utility    Diablo Canyon    Enterprises                Total
(in millions, except       ----------------   --------------  -------------    -----------------
per share amounts)            1994     1993     1994    1993    1994   1993        1994     1993
- - ------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31

Operating revenues
  Electric                 $ 1,381  $ 1,340   $  435  $  382  $    -  $    -    $ 1,816  $ 1,722
  Gas                          644      684        -       -      54      58        698      742
                           -------  -------   ------  ------  ------  ------    -------  -------
    Total operating
      revenues               2,025    2,024      435     382      54      58      2,514    2,464
Operating expenses           1,740    1,731      303     259      56      54      2,099    2,044
                           -------  -------   ------  ------  ------  ------    -------  -------
Operating income (loss)    $   285  $   293   $  132  $  123  $   (2) $    4    $   415  $   420
                           =======  =======   ======  ======  ======  ======    =======  =======

Net income                 $   141  $   172   $   96  $   75  $    -  $    9    $   237  $   256

Earnings per common
  share                    $   .31  $   .38   $  .21  $  .16  $    -  $  .02    $   .52  $   .56

Total assets at March 31   $19,723  $19,334   $6,195  $6,379  $1,095  $1,032    $27,013  $26,745
- - ------------------------------------------------------------------------------------------------

Earnings Per Common Share:
- - -------------------------
Earnings per common share for the three months ended March 31, 1994, were lower than for the comparable period of 1993. This decrease reflects a charge against earnings of approximately $90 million, or 12 cents per share, as a result of the California Public Utilities Commission's (CPUC) disallowances in the gas reasonableness proceedings for 1988 through 1990 and the Company's assessment of how the CPUC's decisions may impact the open reasonableness issues. Most of this charge was recorded in Other Income and (Income Deductions). (See the Reasonableness Proceedings section below and Note 2 of Notes to Consolidated Financial Statements for further discussion.)

Operating Revenues:
- - ------------------
Operating revenues for the three months ended March 31, 1994, increased $50 million compared with the same period of 1993. A significant portion of the increase was due to an increase in Diablo Canyon operating revenues resulting from the annual increase in the price per kilowatthour (kWh) as provided in the Diablo Canyon rate case settlement and increased generation due to fewer scheduled refueling outage days in 1994.

Operating Expenses:
- - ------------------
Operating expenses for the three months ended March 31, 1994, increased $55 million compared with the same period of 1993, resulting from an increase of $111 million in the cost of electric energy offset by a decrease of $69 million in administrative and general expense. Most of the increase in the cost of electric energy was due to an increase in the cost per kWh for purchased power and an increase in the volume of gas used to provide electric energy. The majority of the decrease in administrative and general expense was due to benefit cost reductions and savings realized from the Company's 1993 workforce reduction program.

Changing Competitive and Regulatory Environment:
- - -----------------------------------------------
Competitive and regulatory changes in the Company's gas and electric businesses are occurring at an ever increasing rate. In response to increasing competitive pressures on the Company's largest electric and gas customers, the Company made several proposals in early 1994 to modify the regulatory process in which it operates and to provide additional pricing flexibility to those customers with the most competitive options. These proposals are discussed below under the Regulatory Reform Initiative (RRI) and the Long-Term Noncore Gas Transportation Prices sections.

In April 1994, the California Public Utilities Commission (CPUC) issued an order instituting a rulemaking and investigation (OIR/OII) on electric industry restructuring. The proposal, which is subject to comment and modification, involves two major changes in electric industry regulation. The first would move electric utilities from traditional cost-of-service to performance-based ratemaking. The second would unbundle electric services and require the phase-in of retail wheeling over a six-year period beginning in 1996. If adopted, the proposals would require significant changes in the operation and regulation of the Company's electric business. The CPUC's proposal is discussed in more detail below.

CPUC Electric Industry Restructuring Proposal: The OIR/OII follows a report issued by the CPUC's Division of Strategic Planning in February 1993, which concluded that the current regulatory approach is incompatible with the emerging industry structure resulting from technological change, competitive pressure and new market forces.

In the OIR/OII, the CPUC envisions two major changes in electric industry regulation. First, traditional cost-of-service ratemaking, which tends to base utility earnings on capital expenditures and recovery of expenses, would be replaced by performance-based regulation designed to provide stronger incentives for efficient utility operations, management and investment. The CPUC indicated that the ongoing utility incentive rate application proceedings, including the Company's RRI, would be used to develop performance-based programs, which may vary in detail among the utilities. Implementation of those programs is scheduled to take effect by January 1996.

Second, electric services would be unbundled, with direct consumer access to a range of electric generation providers, including the utility. The utility would be obligated to provide transmission and distribution services on a nondiscriminatory basis to these customers. Coinciding with these changes, the CPUC foresees developing a competitive spot market for electric generation, and an increasing need for inter-regional coordination of the electric grid. Existing resource planning and procurement approaches would be abolished. In addition, the energy rate adjustment mechanism (ERAM) not related to the energy efficiency programs and other balancing account mechanisms would be discontinued for direct access customers. The CPUC stated that its proposal seeks to put downward pressure on prices, encourage an efficient, environmentally sound electric services infrastructure and enhance California's competitiveness.

Under the OIR/OII, direct access to generation for the Company's industrial customers representing 16% of its total retail electric revenue would be phased in over a three-year period beginning in January 1996. Commercial customers representing 39% of total retail electric revenue would have direct access beginning in January 1999. Beginning in January 2002, all remaining customers, primary residential, representing 45% of total retail electric revenue, would have direct access.

With respect to electric services, the CPUC will open at least two investigation proceedings to examine (1) cost allocations of and the potential for uneconomic utility generating assets, and (2) unbundling and pricing of utility services for direct access. Direct access customers who purchase electricity from another source would continue to secure some services from the utility, including distribution, transmission, system control and coordination, and other required services. Utilities would be given the pricing flexibility to compete effectively for direct access customers. Prices negotiated between the utility and direct access customers could not exceed the tariffed rate or fall below the utility's marginal cost of providing the service.
The CPUC proposes that discounts given to direct access customers would be absorbed by the Company's shareholders.

To ensure an orderly transition that maintains the financial integrity of the utilities, the CPUC proposed that stranded costs of utility generating assets be recovered through a "competition transition charge." All consumers, including direct access consumers, would contribute to recovery of these costs. To the extent that uneconomic costs are passed on to all ratepayers through a transition mechanism, the CPUC proposes not to allow any customer class' overall allocation of generation costs or amortization schedules to exceed current levels, in order to avoid a shift of those costs among customer classes or across generations of customers. The OIR/OII states that utilities would not be at risk for recovery of the uneconomic portion of the utilities' generating assets. The CPUC's investigation into uneconomic generating assets will include consideration of any costs relating to existing utility obligations under certain electric purchase contracts as well as long-term fuel contracts. The Diablo Canyon rate case settlement is not specifically addressed in the OIR/OII.

The utility would remain the provider of last resort for all customers. Direct access customers would be permitted to return to utility service on 12-months' notice, or, if a customer chooses to return in less than 12 months, the utility would be allowed to charge incremental costs until the 12-month period has expired.

Initial comments on the proposal are due in June 1994. The CPUC has scheduled a full panel hearing in June 1994 to hear public comments and intends to hold further hearings. The CPUC anticipates adopting a final policy statement in August 1994. The two companion investigations described above are expected to be completed by June 1995 so that eligible customers may commence service in January 1996. The CPUC will open a further investigation in July 1996 to assess the direct access program and determine whether and how to expand eligibility to other customers.

RRI: In March 1994, the Company filed an application with the CPUC requesting it adopt the Company's proposed RRI and approve 1995 electric and gas base revenue requirements. The Company's proposal is the result of discussions with the CPUC, customers and other interested parties concerning various reforms to the current regulatory approach to setting rates.

The Company's RRI has three components: (1) performance based ratemaking (PBR) for determining base revenues; (2) establishment of the large electric manufacturing class (LEMC) of customers; and (3) use of market benchmarks to evaluate gas procurement costs. Specific proposals regarding the third component are not included in the Company's March 1994 filing but are expected to be filed at a later date.

In its filing, the Company proposes a schedule calling for hearings beginning in June and a final CPUC decision by the end of 1994. The Company has requested that the RRI become effective on January 1, 1995.

Under the Company's PBR proposal, electric and natural gas base revenues would be determined annually by formula rather than through General Rate Cases, Attrition Rate Adjustments and Cost of Capital proceedings. Base revenues are intended to recover the Company's fixed costs and nonfuel variable costs and provide a return on invested capital.

The PBR mechanism will not apply to the base revenue associated with Diablo Canyon, including Diablo Canyon decommissioning costs, which will continue to be determined pursuant to the Diablo Canyon rate case settlement, or with the LEMC customers.

Revenues to offset fuel and fuel-related costs would still be determined in the Energy Cost Adjustment Clause (ECAC) proceeding for electric operations and the Biennial Cost Allocation Proceeding (BCAP) for gas operations.

The Company's proposed PBR mechanism would determine the base revenues by multiplying the base revenues authorized for the prior year by an index consisting of inflation plus customer growth less a productivity factor. Those revenues would also be adjusted up or down depending on the Company's achievement relative to four performance standards:
Customer Energy Efficiency (CEE) programs, Energy Bills, Customer Satisfaction and Electric Service Reliability. The adjustments related to the Company's performance in these four areas would be one-time modifications to that year's base revenues. The adjustments for CEE incentives would be determined under existing ratemaking procedures. The maximum adjustment that the Company could earn or lose related to Energy Bills and Customer Satisfaction is $25 million per year for each, and the maximum for Electric Service Reliability is $19 million per year. Under PBR, the Company could also apply for an adjustment to base revenues due to the occurrence of certain extraordinary events outside the Company's control.

The PBR proposal provides for the sharing between ratepayers and shareholders of earnings above or below a target utility return on equity (ROE) that would be computed annually. To the extent actual ROE varies more than 200 basis points above or below the target ROE, the difference would be shared equally with ratepayers through a reduction or increase in the next year's base revenue. If actual ROE was more than 500 basis points above or below the target ROE, then the Company and the CPUC would each have the option to initiate a proceeding to reexamine the PBR formula.

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

As proposed by the Company, the LEMC would consist of the Company's largest electric accounts engaged in manufacturing. Currently, approximately 120 accounts would qualify for inclusion in the LEMC. The Company proposes to reduce rates for the LEMC customers in the first year of the RRI by $27 million compared to current rates.

LEMC customers would be removed from cost-of-service ratemaking. Standard LEMC prices would be determined every year by an index formula, similar to that used in the PBR mechanism, which is intended to reflect inflation less a productivity factor. In addition, several long-term pricing options designed to respond to these customers' competitive alternatives would be offered to the LEMC. The Company also seeks authorization to negotiate and enter into customized contracts with LEMC customers. In some cases, the customized contracts would become effective without prior approval or subsequent review by the CPUC of the contract terms.

Generally, the Company proposes to separate the costs allocated to the LEMC and bear the risk of cost recovery if sales to these customers decline over time. The Company's shareholders would also bear the risk of LEMC costs that increase faster than the LEMC price index.

Long-Term Noncore Gas Transportation Prices: In March 1994, the Company filed a proposal with the CPUC requesting authorization to implement an alternative long-term noncore gas transportation price. This price would be offered to the Company's largest industrial and cogeneration gas transport customers under a standard ten-year service agreement.

The proposed prices are intended to enable the Company to more effectively meet intensified competition by allowing it to offer a long-term competitive price without having to obtain CPUC approval on a contract-by-contract basis as is currently required under the Expedited Application Docket (EAD) procedure (the existing competitive gas transportation contract procedure).

The proposed prices are within the range of prices negotiated under existing EAD contracts and will exceed the marginal cost of serving the customers eligible for the new prices. The Company's shareholders will bear the risk of any revenue shortfalls attributable to any differences between the long-term price option and the customer's otherwise applicable price. The Company has requested that the proposed price changes become effective no later than June 1, 1994. If approved, the prices would be offered to existing qualifying customers over a two-month subscription period commencing on that date.

Financial Impact of the Changing Competitive and Regulatory
Environment: Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3 billion of regulatory assets including balancing accounts as of March 31, 1994.

In the event that recovery of specific costs through rates becomes unlikely or uncertain for a portion or all of the Company's utility operations, whether resulting from the expanding effects of competition or specific regulatory actions which move the Company away from cost-of-service ratemaking, SFAS No. 71 would no longer apply. Discontinuation of SFAS No. 71 would cause the write-off of applicable portions of regulatory assets, including regulatory balancing accounts receivable and those regulatory assets included in deferred charges, which could have a significant adverse impact on the Company's financial position or results of operations.

It is anticipated that as proposed, the PBR component of the RRI will act as a surrogate for traditional cost-of-service ratemaking. As such, the Company would continue to apply SFAS No. 71 to the majority of its electric and gas operations.

However, if the LEMC component of the RRI and the long-term noncore gas transportation pricing are adopted as proposed, they would deviate from cost-of-service ratemaking and the Company would discontinue application of SFAS No. 71 for those customers receiving these new rates. The resulting aggregate write-off upon discontinuation of SFAS No. 71 for these two groups of customers is currently estimated at $90 million. The estimated amount related to the affected electric and gas customers is based on the base revenue allocation currently used in setting rates; the actual amount could vary depending on the allocation method adopted by the CPUC.

In addition to the potential write-offs associated with discontinuation of SFAS No. 71 discussed above, the Company may be subject to additional write-offs attributable to those regulatory mechanisms proposed to be discontinued as part of the RRI.

The CPUC's OIR/OII could impact the Company's recovery of its costs and investments in electric utility assets, Diablo Canyon rate case settlement and continued application of SFAS No. 71. The final determination of the impact will be dependent upon the form of regulation, including transition mechanisms, if any, ultimately adopted by the CPUC, and the effects of competition. The Company is unable to predict the ultimate effect of the OIR/OII on its financial position or results of operations.

Rate Proceedings:
- - ----------------
In addition to the RRI and the long-term noncore gas transportation price proposals discussed above, the following rate proceedings are also in progress.

Electric Fuel and Sales Balancing Accounts: In the 1993 ECAC decision, the CPUC approved the Company's request to defer beyond 1994 $255 million of estimated undercollections in the ECAC/ERAM balancing accounts. The actual ECAC/ERAM net undercollection at December 31, 1993, was $525 million. With the stated objective of providing additional incentives for cost containment, the CPUC refused to allow the Company to collect interest on the revenue requirement deferral and ordered the reinstatement of the Annual Energy Rate (AER) mechanism. The reinstatement of the AER places the Company at risk for nine percent of the variations between actual and forecasted energy expenses.

In April 1994, the Company filed an application with the CPUC proposing an electric rate increase of two percent due to a net increase in the ECAC/AER/ERAM/Low Income Rate Assistance electric revenue requirement. If adopted, the requested rate increase of two percent would result in an estimated net electric revenue requirement increase of $157 million, effective January 1, 1995.

The Company's proposal limits the requested increase to two percent by including only partial recovery of the projected balance of the ECAC undercollection of $521 million at December 31, 1994, and deferring cost recovery of approximately $275 million of ECAC undercollection beyond 1995. The filing also proposes to forgo collection of interest on the ECAC deferral and to eliminate the AER mechanism beginning January 1, 1995. In its application, the Company argues that the RRI recently proposed by the Company includes significant new energy cost control incentives which are better than the AER, and therefore requests the CPUC eliminate the AER. (See the Changing Competitive and Regulatory Environment section for further discussion of the RRI and these incentives.)

BCAP: In March 1994, the Company submitted an update to its core (residential and smaller commercial customers) trigger filing which was originally submitted in September 1993. A trigger filing is permitted under the BCAP mechanism to set new rates in the second year of the BCAP if overcollections or undercollections in certain balancing accounts would change core rates by more than 5%. The March update filing, as revised in May, reflects the implementation of interstate capacity brokering and includes February 28, 1994, account balances which would result in an increase of $162 million (9.3 percent) in core rates over rates currently in effect. The Company requests that the proposed increase in rates become effective on June 15, 1994. The DRA and certain intervenors have protested the Company's request for an adjustment. A CPUC decision is expected in June 1994.

Cost of Capital: In May 1994, the Company filed an application with the CPUC in the 1995 Cost of Capital proceeding requesting the following:

                             Utility
                             Capital                 Weighted
                            Structure   Cost/Return     Cost

Common equity                 48.00%       12.50%       6.00%
Preferred stock                5.50         8.12         .45
Long-term debt                46.50         7.53        3.50
                              -----        -----        ----
Total requested return
on average utility
rate base                                               9.95%
                                                        ====
The requested return on common equity and common equity ratio is an increase from the 11.00% and 47.50%, respectively, authorized in 1994. These increases reflect higher interest rates and increased regulatory and competitive risks. An additional 75 basis points was included in the Company's requested return on common equity in order to address, in particular, the added risks associated with the CPUC's proposed OIR/OII on electric industry restructuring. If adopted, the Company's request would result in an annual revenue requirement increase of $131 million for electric rates and $41 million for gas rates, effective January 1995.

Reasonableness Proceedings:
- - --------------------------
As discussed in Note 2 of Notes to Consolidated Financial Statements, the CPUC reviews the reasonableness of the Company's energy costs on an annual basis. As part of this review, recommendations may be made by the Division of Ratepayer Advocates (DRA), a consumer advocacy branch of the CPUC, as well as other groups (intervenors). An Administrative Law Judge (ALJ) of the CPUC will review testimony and issue a proposed decision. The CPUC can accept all, part or none of the recommendations or the ALJ's proposed decision in its final decision.

In March 1994, the CPUC issued final decisions covering the years 1988 through 1990, ordering a disallowance of $90 million of gas costs, plus accrued interest of approximately $25 million for the Company's
Canadian gas procurement activities and $8 million for gas inventory operations. The Company intends to contest the Canadian gas cost disallowance.

The decision on the Company's Canadian gas procurement activities found that the Company could have saved its customers money if it had bargained more aggressively with its then-existing Canadian suppliers or bought lower-priced gas from other Canadian sources.

The CPUC's decision on the Company's gas inventory operations during 1988 through 1990 found that the Company should have withdrawn more gas from storage during December 1990 for use by the Company's electric department. CPUC consideration of issues which relate to purchased electrical energy and certain contracts with Southwestern gas producers during 1988 through 1990 has been deferred.

The DRA has contended that the Company overpaid for Canadian gas by $105 million and $61 million in 1991 and 1992, respectively. It is possible that similar issues will be raised regarding the Company's Canadian gas procurement activities during 1993. In addition, the DRA recommended disallowances of $11 million and $31 million for 1991 and 1992, respectively, relating to gas inventory operations and Southwest gas issues.

The DRA also issued a report on its investigation of the operations of Alberta and Southern Gas Co. Ltd. (A&S) recommending a penalty and disallowance of $50 million and $6 million, respectively, for 1988 through 1991. The investigation was initiated in connection with the reasonableness proceeding for 1991. The recommended penalty and disallowance are primarily related to the Company's alleged failure to properly oversee its subsidiary's activities. The DRA has subsequently indicated that it will withdraw the $6 million disallowance recommendation. Recommendations related to 1992 activities may be made in a subsequent report.

In addition, the DRA has indicated that it will be issuing a supplemental report addressing matters relating to the Company's former affiliate, Alberta Natural Gas Company (ANG) and the implications, if any, of ANG's status as an affiliate of the Company. The DRA has noted that a substantial portion of ANG's profits were derived from the operation of the Cochrane liquids extraction plant, and that the plant's profitability contributed to the Company's pretax profit of $49 million from the sale of its ANG shares in 1992.

The Company believes that its gas procurement activities, transportation arrangements and operations were prudent and will vigorously contest any disallowance or penalty recommended by the DRA or other parties.

The Company recorded a reserve of $61 million in 1993 and has accrued approximately $90 million in the first quarter of 1994 as a result of the CPUC's disallowances in the gas reasonableness proceedings for 1988 through 1990 and the Company's assessment of how the CPUC's decisions may impact the open reasonableness issues. The Company currently is unable to estimate the ultimate outcome of the gas reasonableness proceedings, including the affiliate audit, or predict whether such outcome will have a significant adverse impact on its results of operations.

Legal Matters:
- - -------------
Antitrust Litigation: In December 1993, the County of Stanislaus, California and a residential customer of PG&E, filed a complaint against PG&E and Pacific Gas Transmission Company on behalf of themselves and purportedly as a class action on behalf of all natural gas customers of PG&E for the period of February 1988 through October 1993. The complaint alleges that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws which resulted in increased prices of natural gas for PG&E's customers.

The complaint alleges that the Company could have purchased as much as 50% of its Canadian gas on the spot market instead of relying on long-term contracts and that the damage to the class members is at least as much as the price differential multiplied by the replacement volume of gas, an amount estimated in the complaint as potentially exceeding $800 million. The complaint indicates that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993. The complaint also seeks recovery of three times the amount of the actual damages pursuant to antitrust laws.

The Company believes the case is without merit and has filed a motion to dismiss the complaint. The Company believes that the ultimate outcome of the antitrust litigation will not have a significant adverse impact on its financial position.

Hinkley Litigation: In 1993, a complaint was filed on behalf of a number of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, as well as punitive damages. The original complaint has been amended, and additional complaints have been filed, to include additional plaintiffs.

In 1987, the Company undertook an extensive project to remediate potential groundwater chromium contamination. The Company has incurred substantially all of the costs it currently deems necessary to clean up the affected groundwater contamination. In accordance with the remediation plan approved by the regional water quality board, the Company will continue to monitor the affected area and perform environmental assessments.

In November 1993, the parties engaged in private mediation sessions. In December 1993, the plaintiffs filed an offer to compromise and settle their claims against the Company for $250 million.

The Company is unable to estimate the ultimate outcome of this matter, but such outcome could have a significant adverse impact on the Company's results of operations. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position. (See Note 4 of Notes to Consolidated Financial statements for further discussion).

QF Transmission Litigation: The Company is a defendant in a lawsuit, currently in trial, resulting from the termination of a power purchase agreement. The plaintiff contends the Company misrepresented to the CPUC and to QFs its transmission capacity and that the existence of transmission constraints extended the deadline for delivery of energy. The plaintiff also alleges the Company had an obligation to build transmission upgrades at the Company's expense, which it did not fulfill. The complaint seeks compensatory and punitive damages of an unspecified amount. However, the plaintiff's damage expert has testified that in his opinion, the plaintiff's lost profits were $80 million. There are other similarly situated QFs which might choose to file similar complaints depending on the outcome of this litigation. The Company believes that the matter has no merit and that the ultimate outcome will not have a significant adverse impact on its financial position or results of operations.

Franchise Fees Litigation: In March 1994, Santa Clara and Alameda counties filed a class action suit against the Company on behalf of themselves and 45 other counties in the Company's service area. This lawsuit alleges that the Company underpaid franchise fees to the counties for the right to use or occupy public streets or roads as a result of incorrectly computing these payments. Should plaintiffs prevail, the Company currently estimates that its annual system-wide county franchise fees could increase by approximately $15 million. The amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $104 million, plus accrued interest of $21 million as of March 31, 1994. The Company believes that the ultimate outcome of the franchise fees litigation will not have a significant adverse impact on its financial position or results of operations.

Adoption of New Accounting Standards:
- - ------------------------------------
Postemployment Benefits: SFAS No. 112, "Employers' Accounting for Postemployment Benefits, requires employers to adopt accrual accounting for benefits provided to former or inactive employees and their beneficiaries and covered dependents, after employment but before retirement. Due to current regulatory treatment, adoption of SFAS No. 112 did not have a significant impact on the Company's financial position or results of operations. Adoption of SFAS No. 112 resulted in an increase of approximately $90 million in consolidated liabilities and consolidated assets as of January 1, 1994. (See Note 1 of Notes to Consolidated Financial Statements for further discussion of postemployment benefits.)

Investment in Debt and Equity Securities: SFAS No. 115 established new financial accounting and reporting standards for investments in debt and equity securities. The adoption of SFAS No. 115 did not have a significant impact on the Company's financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements for further discussion.)

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
Sources of Capital:
- - ------------------

The following debt and equity securities were issued, reacquired or redeemed through March 31, 1994:

Debt:
                                                  (in thousands)
Redeemed                 Interest Rates               Amount
- - --------                 --------------           --------------
Mortgage bonds               7.50%                   $80,000
Medium-term notes       10.05% and 10.10%             40,000

Equity:

Issued                   Dividend Rates              Amount
- - ------                   --------------             --------
Preferred stock               6.30%                  $62,500

Common stock
  Savings Fund Plan            N/A                    37,895
  Dividend Reinvestment
    Plan                       N/A                    22,968
  Long-term Incentive
    Plan                       N/A                       685

Redeemed
- - --------
Preferred stock               8.16%                  $75,000

In addition, the Company issued approximately $30 million of medium-term notes with interest rates ranging from 6.50% to 7.88% in April 1994.

Proceeds from the issuance of securities were used for capital expenditures, refundings and other general corporate purposes.

Environmental Remediation:
- - -------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Although the ultimate amount of costs that will be incurred by the Company in connection with its compliance and remediation activities is difficult to estimate due to uncertainty concerning the Company's responsibility and the extent of contamination, the complexity of environmental laws and regulations and the selection of compliance alternatives, the Company has an accrued liability as of March 31, 1994, of $60 million for hazardous waste remediation costs. (See further discussion of the accrued liability for hazardous waste remediation costs in Note 4 of Notes to Consolidated Financial Statements.)

Sale of Subsidiary:
- - -------------------
In April 1994, the Company announced that it has deferred its plan to divest PG&E Resources Company (Resources), a wholly owned indirect subsidiary of PG&E Enterprises. The Company is reevaluating the strategic value of Resources in light of the CPUC's proposal in April on electric industry restructuring and current market conditions. Resources, which is engaged in oil and gas exploration, is headquartered in Dallas, Texas.




                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 1.     Legal Proceedings
            -----------------

Franchise Fees Litigation

On March 31, 1994, the Counties of Alameda and Santa Clara filed a complaint in Santa Clara County Superior Court against the Company on behalf of themselves and purportedly as a class action on behalf of 47 counties with which the Company has gas or electric franchise contracts. Franchise contracts require the Company to pay fees on an annual basis to cities and counties for the right to use or occupy public streets and roads. The complaint alleges that, since at least 1988, the Company has intentionally underpaid its franchise fees to the counties in an unspecified amount.

The complaint cites two reasons for the alleged underpayment of fees. The plaintiffs allege that the Company has been using the wrong methodology to compute the franchise fees payable to the plaintiff counties. The plaintiffs also allege that fees have been underpaid due to incorrect calculations under the methodology used by the Company.

Based on limited investigation thus far, should the counties prevail on the issue of franchise fee calculation methodology, the Company's annual system-wide county franchise fees could increase by approximately $15 million. The complaint also seeks damages for alleged underpayments for the years 1987 through 1993, which could be as much as $104 million, plus interest estimated at approximately $21 million through March 31, 1994.

The Company believes that the ultimate outcome of the franchise fees litigation will not have a significant adverse impact on its financial position or results of operations.


Item 4.     Submission of Matters to a Vote of Security-Holders
            ----------------------------------------------------

On April 20, 1994, the Company held its regular annual meeting of shareholders. At that meeting, the following matters were voted as indicated:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors shall be elected and qualified:







                                       For               Withheld
                                     ----------         -----------

      Richard A. Clarke              337,373,474        10,219,488
      Harry M. Conger                338,891,203         8,701,758
      William S. Davila              337,896,954         9,696,007
      Melvin B. Lane                 338,244,512         9,348,449
      Leslie L. Luttgens             338,061,351         9,531,611
      Richard B. Madden              338,844,437         8,748,524
      George A. Maneatis             338,406,205         9,186,757
      Mary S. Metz                   338,277,505         9,315,455
      William F. Miller              338,736,365         8,856,595
      John B.M. Place                338,669,295         8,923,666
      Samuel T. Reeves               338,895,156         8,697,805
      Carl E. Reichardt              338,187,768         9,405,193
      John C. Sawhill                338,737,463         8,855,498
      Alan Seelenfreund              337,904,939         9,688,023
      Stanley T. Skinner             338,244,411         9,348,550
      Barry Lawson Williams          338,342,029         9,250,932


2. Ratification of the selection of Arthur Andersen & Co. as independent public accountants for the year 1994:

            For:                     339,300,651
            Against:                   3,623,687
            Abstain:                   4,669,250
            Broker non-votes*:              0


3. Approval of a shareholder proposal to limit the chief executive officer's salary to 25 times the average employee's 1992 salary with adjustments tied to the Company's 10-year average performance:

            For:                       26,052,336
            Against:                  245,688,451
            Abstain:                   11,408,664
            Broker non-votes*:         64,444,137
- - ----------------------------------

* A non-vote occurs when a nominee holding shares for a beneficiary owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.










Item 5.     Other Information
            -----------------

Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Company's earnings to fixed charges ratio for the three months ended March 31, 1994 was 3.43. The Company's earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 1994 was 3.00. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits 12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and 33-50707.



Item 6.     Exhibits and Reports on Form 8-K
            ---------------------------------

(a)   Exhibits:

      Exhibit 11         Computation of Earnings Per Common Share

      Exhibit 12.1       Computation of Ratios of Earnings to Fixed Charges

      Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends


(b) Reports on Form 8-K during the first quarter of 1994 and through the date hereof:

      1.    January 10, 1994
            Item 5.  Other Events
            A.     Performance Incentive Plan - 1994 Target
            B.     California Public Utilities Commission Proceedings
                   -     Electric Fuel and Sales Balancing Accounts
                   -     1994 Attrition Rate Adjustment

      2.    January 24, 1994
            Item 5.  Other Events
            A.     Performance Incentive Plan - 1993 Financial Results
            B.     1993 Consolidated Earnings (unaudited)
            C.     Common Stock Dividend
            D.     Potential Sale of PG&E Resources Company
            E.     Hinkley Compressor Station Litigation

      3.    March 2, 1994
            Item 5.  Other Events
            A.     California Public Utilities Commission Proceedings
                   -     PGT/PG&E Pipeline Expansion Project
                   - 1992 Reasonableness Proceeding - Division of Ratepayer Advocates Recommendation
                   -     1988-1990 Reasonableness Proceeding - Non-Canadian
                         Gas Phase
                   -     Canadian Affiliates Audit

            Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
            A.     1993 Financial Statements
            B. Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      4.    March 11, 1994
            Item 5.  Other Events
            A.     Performance Incentive Plan - Year-to-Date Financial
                   Results
            B.     California Public Utilities Commission Proceedings
                   -     Regulatory Reform Initiative
                   -     1988-1990 Reasonableness Proceeding - Canadian
                         Issues
                   -     1988-1990 Reasonableness Proceeding - Non-Canadian
                         Issues

      5.    March 25, 1994
            Item 5.  Other Events
            A.     California Public Utilities Commission Proceedings
                   -     Gas Reasonableness Proceedings
            B.     Preferred Stock Offering

            Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

      6.    April 21, 1994
            Item 5.  Other Events
            A.     Performance Incentive Plan - Year-to-Date Financial
                   Results
            B.     California Public Utilities Commission Proceedings
                   -     Electric Fuel and Sales Balancing Accounts -
                         ECAC/ERAM
                   -     Biennial Cost Allocation Proceeding
                   -     Electric Industry Restructuring
            C.     Franchise Fees Litigation


                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     PACIFIC GAS AND ELECTRIC COMPANY



May 13, 1994                         By     THOMAS C. LONG
                                        ______________________________
                                            THOMAS C. LONG
                                            Controller




                             EXHIBIT INDEX


Exhibit
Number              Exhibit
- - -------             ---------------------------------

11                  Computation of Earnings Per
                    Common Share

12.1                Computation of Ratios of Earnings
                    to Fixed Charges

12.2                Computation of Ratios of Earnings
                    to Combined Fixed Charges and Preferred
                    Stock Dividends