Form 10-Q
period 1994-06-30
PACIFIC GAS & ELECTRIC CO
filed 1994-08-15
CIK 75488

FORM 10-Q
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D. C.   20549
			 ---------------------------
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended June 30, 1994

				   OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
			      ---------      ------------

		    Commission File No. 1-2348

		    PACIFIC GAS AND ELECTRIC COMPANY
	       -------------------------------------------
	  (Exact name of registrant as specified in its charter)

	  California                              94-0742640
- ----------------------------                 -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

77 Beale Street, P.O. Box 770000, San Francisco, California 94177
- -----------------------------------------------------------------
	  (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:(415) 973-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	  Yes     X                     No
	       ---------                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


	  Class                    Outstanding at July 29, 1994
     ---------------               ------------------------------
Common Stock, $5 par value                   432,042,842 shares



				Form 10-Q
				---------

			     TABLE OF CONTENTS
			     -----------------

PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----

Item 1.  Consolidated Financial Statements and Notes
	   Statement of Consolidated Income........................   1
	   Consolidated Balance Sheet..............................   2
	   Statement of Consolidated Cash Flows....................   4
	   Note 1:  General
		      Basis of Presentation........................   5
		      Nuclear Decommissioning Costs................   5
	   Note 2:  Electric Industry Restructuring................   6
	   Note 3:  Reasonableness Proceedings.....................   7
	   Note 4:  Contingencies
		      Helms Pumped Storage Plant...................  10
		      Nuclear Insurance............................  10
		      Environmental Remediation....................  10
		      Legal Matters................................  11
Item 2.  Management's Discussion and Analysis of Consolidated
	 Results of Operations and Financial Condition
	   Results of Operations
	     Earnings Per Common Share.............................  14
	     Common Stock Dividend.................................  15
	     Operating Revenues....................................  15
	     Operating Expenses....................................  16
	     Diablo Canyon.........................................  16
	     Changing Competitive and Regulatory Environment.......  16
	     Rate Matters..........................................  23
	     Reasonableness Proceedings............................  27
	     Legal Matters.........................................  27
	   Liquidity and Capital Resources
	     Sources of Capital....................................  30
	     Environmental Remediation.............................  30
	     Sales and Acquisition ................................  31

PART II.   OTHER INFORMATION
- ----------------------------

Item 1.    Legal Proceedings
	     QF Transmission Constrained Area Litigation...........  33
	     Time-of-Use Meter Litigation..........................  33
Item 5.    Ratios of Earnings to Fixed Charges and Ratios of
	     Earnings to Combined Fixed Charges and Preferred
	     Stock Dividends.......................................  33
Item 6.    Exhibits and Reports on Form 8-K........................  34

SIGNATURE..........................................................  36


				    PART I.  FINANCIAL INFORMATION
				    ------------------------------
Item 1.  Consolidated Financial Statements
	 ---------------------------------

			      PACIFIC GAS AND ELECTRIC COMPANY
			      STATEMENT OF CONSOLIDATED INCOME
					(unaudited)
- --------------------------------------------------------------------------------------------
				    Three months ended June 30,     Six months ended June 30,
(in thousands,                      --------------------------     -------------------------
except per share amounts)                  1994           1993           1994          1993
- --------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                             $1,904,231     $1,830,055     $3,720,208     $3,552,344
Gas                                     535,449        634,070      1,233,743      1,375,599
				     ----------     ----------     ----------     ----------
  Total operating revenues            2,439,680      2,464,125      4,953,951      4,927,943
				     ----------     ----------     ----------     ----------

OPERATING EXPENSES
Cost of electric energy                 648,627        474,786      1,195,588        910,249
Cost of gas                              73,378        180,237        334,764        484,084
Distribution                             55,917         53,991        112,980        109,223
Transmission                             64,354         88,056        137,046        179,685
Customer accounts and services           96,440         93,965        186,554        182,451
Maintenance                             115,498        118,788        229,154        236,954
Depreciation and decommissioning        345,310        321,542        693,743        639,996
Administrative and general              267,819        233,248        462,988        497,840
Workforce reduction costs                     -        141,200              -        141,200
Income taxes                            210,883        191,487        460,593        389,300
Property and other taxes                 75,424         74,658        156,239        157,705
Other                                    90,325        104,460        173,923        191,220
				     ----------     ----------     ----------     ----------
  Total operating expenses            2,043,975      2,076,418      4,143,572      4,119,907
				     ----------     ----------     ----------     ----------
OPERATING INCOME                        395,705        387,707        810,379        808,036
				     ----------     ----------     ----------     ----------
OTHER INCOME AND (INCOME DEDUCTIONS)
Interest income                          17,129         18,555         36,570         42,020
Allowance for equity funds used
  during construction                     5,058         11,758          9,737         21,461
Other--net                                4,598         18,986         (3,766)         8,145
				     ----------     ----------     ----------     ----------
  Total other income and
  (income deductions)                    26,785         49,299         42,541         71,626
				     ----------     ----------     ----------     ----------
INCOME BEFORE INTEREST EXPENSE          422,490        437,006        852,920        879,662
				     ----------     ----------     ----------     ----------
INTEREST EXPENSE
Interest on long-term debt              167,468        175,447        323,192        350,733
Other interest charges                   17,444         23,466         59,185         50,174
Allowance for borrowed funds used
  during construction                    (3,787)        (7,257)        (7,774)       (22,259)
				     ----------     ----------     ----------     ----------
  Net interest expense                  181,125        191,656        374,603        378,648
				     ----------     ----------     ----------     ----------
NET INCOME                              241,365        245,350        478,317        501,014
Preferred dividend requirement           14,362         16,633         28,820         33,393
				     ----------     ----------     ----------     ----------

EARNINGS AVAILABLE FOR
  COMMON STOCK                       $  227,003     $  228,717     $  449,497     $  467,621
				     ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    429,762        430,639        429,150        429,539

EARNINGS PER COMMON SHARE                  $.53           $.53          $1.05          $1.09

DIVIDENDS DECLARED PER COMMON SHARE        $.49           $.47          $ .98          $ .94

- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


			      PACIFIC GAS AND ELECTRIC COMPANY
				  CONSOLIDATED BALANCE SHEET
					 (unaudited)

- --------------------------------------------------------------------------------------------
								     June 30,    December 31,
(in thousands)                                                          1994            1993
- --------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                    $ 16,925,479    $ 16,633,772
  Diablo Canyon                                                    6,569,590       6,518,413
Gas                                                                7,311,386       7,146,741
								------------    ------------
    Total plant in service (at original cost)                     30,806,455      30,298,926
Accumulated depreciation and decommissioning                     (11,849,371)    (11,235,519)
								------------    ------------
      Net plant in service                                        18,957,084      19,063,407
								------------    ------------
CONSTRUCTION WORK IN PROGRESS                                        529,828         620,187

OTHER NONCURRENT ASSETS
Oil and gas properties                                               505,982         573,523
Nuclear decommissioning funds                                        587,445         536,544
Other assets                                                         663,084         497,689
								------------    ------------
      Total other noncurrent assets                                1,756,511       1,607,756
								------------    ------------

CURRENT ASSETS
Cash and cash equivalents                                             98,668          61,066
Accounts receivable
  Customers                                                        1,310,845       1,264,907
  Other                                                              130,541         123,255
  Allowance for uncollectible accounts                               (26,780)        (23,647)
Regulatory balancing accounts receivable                           1,158,990         992,477
Inventories
  Materials and supplies                                             234,351         239,856
  Gas stored underground                                             145,293         170,345
  Fuel oil                                                            94,331         109,615
  Nuclear fuel                                                       145,230         134,411
Prepayments                                                           39,779          56,062
								------------    -----------
      Total current assets                                         3,331,248       3,128,347
								------------    ------------

DEFERRED CHARGES
Income tax-related deferred charges                                1,085,260       1,246,890
Diablo Canyon costs                                                  410,760         419,775
Unamortized loss net of gain on reacquired debt                      391,798         395,659
Workers' compensation and disability claims recoverable              282,417         192,203
Other                                                                476,756         488,302
								------------    ------------
      Total deferred charges                                       2,646,991       2,742,829
								------------    ------------

TOTAL  ASSETS                                                   $ 27,221,662    $ 27,162,526
								============    ============


- --------------------------------------------------------------------------------------------

				  (continued on next page)


			    PACIFIC GAS AND ELECTRIC COMPANY
				CONSOLIDATED BALANCE SHEET
					(unaudited)

- --------------------------------------------------------------------------------------------
								     June 30,    December 31,
(in thousands)                                                          1994            1993
- --------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                      $ 2,147,814    $ 2,136,095
Additional paid-in capital                                          3,745,986      3,666,455
Reinvested earnings                                                 2,632,273      2,643,487
								  -----------    -----------
       Total common stock equity                                    8,526,073      8,446,037
Preferred stock without mandatory redemption provision                732,995        807,995
Preferred stock with mandatory redemption provision                   137,500         75,000
Long-term debt                                                      9,018,531      9,292,100
								  -----------    -----------
       Total capitalization                                        18,415,099     18,621,132
								  -----------    -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                    151,289        152,872
Workers' compensation and disability claims                           249,000        157,000
Other                                                                 367,023        246,950
								  -----------    -----------
       Total other noncurrent liabilities                             767,312        556,822
								  -----------    -----------


CURRENT LIABILITIES
Short-term borrowings                                                 635,012        764,163
Long-term debt                                                        303,994        221,416
Accounts payable
  Trade creditors                                                     370,885        472,985
  Other                                                               436,577        389,065
Accrued taxes                                                         449,529        303,575
Deferred income taxes                                                 368,253        315,584
Interest payable                                                       93,160         82,105
Dividends payable                                                     227,059        203,923
Other                                                                 423,378        487,809
								  -----------    -----------
       Total current liabilities                                    3,307,847      3,240,625
								  -----------    -----------

DEFERRED CREDITS
Deferred income taxes                                               3,809,524      3,978,950
Deferred investment tax credits                                       402,778        410,969
Other                                                                 519,102        354,028
								  -----------    -----------
       Total deferred credits                                       4,731,404      4,743,947

CONTINGENCIES (Notes 2, 3 and 4)                                            -              -
								  -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES                              $27,221,662    $27,162,526
								  ===========    ===========


- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


			       PACIFIC GAS AND ELECTRIC COMPANY
			     STATEMENT OF CONSOLIDATED CASH FLOWS
					  (unaudited)
- --------------------------------------------------------------------------------------------
								    Six months ended June 30,
								 ---------------------------
(in thousands)                                                          1994            1993
- --------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 478,317      $  501,014
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                                 693,743         639,996
    Amortization                                                      33,530          36,854
    Deferred income taxes and investment tax credits--net             26,893         (43,742)
    Allowance for equity funds used during construction               (9,737)        (21,461)
    Net effect of changes in operating assets
      and liabilities
	Accounts receivable                                          (50,091)         33,769
	Regulatory balancing accounts receivable                    (166,513)        103,766
	Inventories                                                   35,022          12,152
	Accounts payable                                             (54,588)          9,773
	Accrued taxes                                                156,633         110,018
	Other working capital                                        (36,849)        153,097
	Other deferred charges                                       (14,770)        (57,628)
	Other noncurrent liabilities                                  50,534         (35,007)
	Other deferred credits                                       167,850          27,048
    Other--net                                                        13,876         (10,074)
								  ----------      ----------
Net cash provided by operating activities                          1,323,850       1,459,575
								  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                                           (458,909)       (954,928)
Allowance for borrowed funds used during construction                 (7,774)        (22,259)
Nonregulated expenditures                                           (163,968)        (57,614)
Other--net                                                            16,931          (4,688)
								  ----------      ----------
Net cash used by investing activities                               (613,720)     (1,039,489)
								  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                  138,768         151,008
Common stock repurchased                                             (60,320)         (4,541)
Preferred stock issued                                                62,312          75,000
Preferred stock redeemed                                             (82,995)       (132,784)
Long-term debt issued                                                 55,000       1,159,650
Long-term debt matured or reacquired                                (230,245)       (938,815)
Short-term debt redeemed--net                                       (129,151)       (281,427)
Dividends paid                                                      (441,277)       (422,820)
Other--net                                                            15,380         (11,282)
								  ----------      ----------
Net cash used by financing activities                               (672,528)       (406,011)
								  ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               37,602          14,075

CASH AND CASH EQUIVALENTS AT JANUARY 1                                61,066          97,592
								   ---------      ----------

CASH AND CASH EQUIVALENTS AT JUNE 30                              $   98,668      $  111,667
								  ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                         $  338,144      $  338,124
    Income taxes                                                     232,519         312,005

- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



		     PACIFIC GAS AND ELECTRIC COMPANY
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(unaudited)


NOTE 1:  GENERAL
- ----------------

Basis of Presentation:
- ---------------------
The accompanying unaudited consolidated financial statements of Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have been prepared in accordance with the interim period reporting requirements of Form 10-Q. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in the 1993 Annual Report on Form 10-K.

In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1994 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Nuclear Decommissioning Costs:
- -----------------------------
The estimated total obligation for nuclear decommissioning costs is approximately $1.1 billion in 1994 dollars (or $4.5 billion in escalated dollars); this obligation is being recognized ratably over the facilities' lives. This estimate considers the total cost (including labor, materials and other costs) of decommissioning and dismantling plant systems and structures and includes a contingency factor for possible changes in regulatory requirements and waste disposal cost increases.

The decommissioning method selected for Diablo Canyon anticipates the equipment, structures, and portions of the facility and site containing radioactive contaminants will be removed or decontaminated to a level that permits the property to be released for unrestricted use shortly after cessation of operations. Humboldt Bay Power Plant is being decommissioned under a method that consists of placing and maintaining the facility in protective storage until some future time when dismantling can be initiated.

As of June 30, 1994, the Company had accumulated in external trust funds $587 million (at fair value) to be used for the decommissioning of its nuclear facilities. The average annualized escalation rate and the assumed return on qualified trust assets used to calculate the decommissioning obligation are approximately 5.5 percent and 5.25 percent (6.25 percent on nonqualified trust assets), respectively.

NOTE 2:  ELECTRIC INDUSTRY RESTRUCTURING
- ----------------------------------------

California Public Utilities Commission (CPUC) Electric Industry Restructuring Proposal: In April 1994, the CPUC issued an order instituting a rulemaking and an investigation (OIR/OII) on electric industry restructuring. The proposal, which is subject to comment and modification, involves two major changes in electric industry regulation. The first would move electric utilities from traditional cost-of-service regulation to performance-based ratemaking. The second would unbundle electric services and provide electric utility retail customers the option to choose from a range of electric generation providers, including utilities (direct access). Direct access would be phased in over a six-year period from 1996 to 2002. The utility would still be obligated to provide transmission and distribution services to all customers. To ensure an orderly transition that maintains the financial integrity of the utilities, the CPUC proposed that stranded costs of utility generating assets be recovered through a "competition transition charge." However, the OIR/OII did not specify which costs might be recovered through such a transition charge nor how such a charge would be allocated to and collected from customers.

In June 1994, the Company filed its initial comments on the CPUC's proposal. The Company's response proposed an implementation schedule for direct access beginning in 1996, with direct access service available to all customers by 2008. If the Company's proposed implementation schedule is adopted, it will request recovery of certain incurred and committed costs through the transition charge, but will not request recovery of transition costs associated with its electric generation facilities. For direct access customers, the Company proposed that it be given the pricing flexibility to compete and sell unbundled electric power while assuming the market risk of competitive pricing. The Company indicated that its proposed schedule, coupled with pricing flexibility, will permit the Company sufficient time to reduce its generation costs and recover its investments in facilities.

The CPUC has indicated that it anticipates adopting a final policy statement no earlier than October 1994. However, this policy statement will be subject to state legislative review before it can be implemented by the CPUC. (See Changing Competitive and Regulatory Environment in Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition for further discussion.)

Financial Impact of the Electric Industry Restructuring Proposal:
Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.5 billion of regulatory assets, including balancing accounts, as of June 30, 1994.

In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Company's utility operations, whether resulting from the expanding effects of competition or specific regulatory actions which move the Company away from cost-of-service ratemaking, SFAS No. 71 would no longer apply. Discontinuation of SFAS No. 71 would cause the write-off of applicable portions of regulatory assets, which could have a significant adverse impact on the Company's financial position or results of operations.

If the OIR/OII is adopted it would impact the future application of SFAS No. 71 for the electric generation portion of the Company's operations. The regulatory assets attributable to electric generation, excluding balancing accounts which under existing conditions would be expected to be recovered over the next few years, are estimated to be $1.2 billion at June 30, 1994. This amount is based on the Company's estimate of the allocation of these assets; the actual amount could vary depending on the allocation methods adopted by the CPUC. The amount of regulatory assets to be written off upon adoption of the OIR/OII proposal could be substantially reduced depending on the specific recovery provided during the transition to direct access.

Under the Company's OIR/OII proposal for the transition to direct access, the Company indicated that it would increase Diablo Canyon's depreciation expense by as much as $200 million annually. This increase reflects the uncertainty about the economic life of Diablo Canyon as a result of the OIR/OII. This change will not have an impact on rates.

The CPUC's OIR/OII could impact the Company's recovery of its costs and investments in electric utility assets, the Diablo Canyon rate case settlement and continued application of SFAS No. 71. The final determination of the impact will be dependent upon the form of regulation, including transition mechanisms, if any, ultimately adopted by the CPUC, and the effects of competition. The Company is unable to predict the ultimate effect of the OIR/OII on its financial position or results of operations.


The Company has been advised by its independent public accountants that, if this matter has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1994, their auditors' report on those financial statements will include an explanatory paragraph relating to this contingency.

NOTE 3:  REASONABLENESS PROCEEDINGS
- -----------------------------------

Recovery of energy costs through the Company's regulatory balancing account mechanisms is subject to a CPUC determination that such costs were incurred reasonably.

During reasonableness proceedings, the Division of Ratepayer Advocates
(DRA), a consumer advocacy branch of the CPUC staff, as well as other groups (intervenors) may make recommendations to the CPUC. An Administrative Law Judge (ALJ) will review testimony and issue a proposed decision. Neither the DRA's recommendations nor the ALJ's proposed decision constitutes a CPUC decision. The CPUC can accept all, part or none of the recommendations or the ALJ's proposed decision in its final decision. Under the current regulatory framework, annual reasonableness proceedings are conducted by the CPUC on a historic calendar year basis.

1988-1990: In March 1994, the CPUC issued decisions covering the years 1988 through 1990, ordering a disallowance of $90 million of gas costs, plus accrued interest of approximately $25 million for the Company's Canadian gas procurement activities, and $8 million for gas inventory operations. The Company intends to contest the Canadian gas cost disallowance and has filed an application for rehearing of that decision.

The decision on the Company's Canadian gas procurement activities found that the Company could have saved its customers money if it had bargained more aggressively with its then-existing Canadian suppliers or bought lower-priced gas from other Canadian sources. The CPUC concluded that it was appropriate for the Company to take about 70 percent of its daily customer gas demand at the actual price charged under its then-existing Canadian gas supply contracts, but that the Company could have met the remainder of its daily demand with lower-priced gas, either under those same contracts or with purchases from other Canadian natural gas sources.

In its decision to disallow $8 million for gas inventory operations, the CPUC found the Company's gas inventory operations during 1988 through 1990 to be reasonable except that the Company should have withdrawn more gas from storage during December 1990 for use by the Company's electric department.

CPUC consideration of other issues which relate to purchased electric energy and certain contracts with Southwestern gas producers has been deferred. With respect to purchased electric energy costs, the DRA recommended a disallowance of $18 million for the Company's expenses for purchased power from the Pacific Northwest. The Company purchased electric energy when it was cheaper than its incremental fossil fuel generation costs. The DRA argues that if cheaper Canadian gas supplies had been used, the Company's incremental fossil fuel generation costs would have been lower than the purchased power costs. The DRA also indicated that it will be filing recommendations for the effects of any imprudently incurred Canadian gas costs on the prices paid by the Company for energy purchased from qualifying facilities (QFs) and geothermal steam sources. The DRA has not yet addressed issues related to certain contracts with Southwestern gas producers.

1991: The DRA issued a report on the reasonableness of the Company's gas procurement and operating activities for 1991, which was modified following the CPUC's decision on the 1988-1990 period. As modified in June 1994, the DRA's report recommends that the Company refund $52 million related to Canadian gas purchases and $11 million related to gas inventory operations and Southwestern gas procurement issues. A final CPUC decision in this proceeding is expected later in 1994 or early in 1995.

1992: The DRA issued a report on the reasonableness of the Company's gas procurement and operating activities for 1992, which was modified in June 1994, recommending a disallowance of $61 million. The recommended disallowance includes $30 million related to Canadian gas purchases and $8 million related to gas inventory operations. Also included are disallowances totaling $23 million related to Southwest gas transportation and procurement issues. It is possible that similar issues will be raised regarding the Company's Canadian gas procurement activities during 1993. However, because the market price of natural gas increased in 1993, the Company estimates the disallowance that the DRA may recommend for 1993 should be significantly lower than those for prior years.

Affiliate Audit: In connection with the reasonableness proceeding for 1991, the DRA initiated an investigation of the operations of Alberta and Southern Gas Co. Ltd. (A&S), a wholly owned gas purchasing
subsidiary of the Company, for 1988 through 1991.   The DRA reviewed
certain nongas costs, primarily Canadian pipeline charges and A&S overhead costs, and recommended a penalty of $50 million. The recommended penalty is primarily related to the Company's alleged failure to properly oversee its subsidiary's activities. A final CPUC decision is not expected until later in 1994 or early 1995. Recommendations related to 1992 activities may be made in a subsequent report.

In addition, the DRA has indicated that it will be issuing a supplemental report addressing matters relating to the Company's former affiliate, Alberta Natural Gas Company (ANG) and the implications, if any, of ANG's status as an affiliate of the Company. The DRA has noted that a substantial portion of ANG's profits were derived from the operation of the Cochrane liquids extraction plant and that the plant's profitability contributed to the Company's pretax profit of $49 million from the sale of its ANG shares in 1992.

Financial Impact of Reasonableness Proceedings: The Company believes that its gas procurement activities, transportation arrangements and operations were prudent and will vigorously contest any disallowance or penalty recommended by the DRA or other parties.

The Company accrued $61 million in the fourth quarter of 1993 and approximately $90 million in the first quarter of 1994 as a result of the CPUC's disallowances in the gas reasonableness proceedings for 1988 through 1990 and the Company's assessment of how the CPUC's decisions may impact the open reasonableness issues. However, the Company intends to contest the CPUC's decision on the Canadian gas disallowance for 1988 through 1990 and has filed an application for rehearing of that decision.

The Company currently is unable to estimate the ultimate outcome of the gas reasonableness proceedings, including the affiliate audit, or predict whether such outcome will have a significant adverse impact on its results of operations.



NOTE 4:  CONTINGENCIES
- ----------------------

Helms Pumped Storage Plant (Helms):
- ----------------------------------
The Company has filed an application for rate recovery of the remaining unrecovered Helms costs, the associated revenue requirement on such costs since 1984 and lost revenues during the time the generators were being repaired. The remaining net unrecovered costs (after adjustment for depreciation) and revenues totaled $105 million at June 30, 1994.

The Company has held discussions of possible settlement of these issues with the DRA, but has not reached any conclusion.

The Company is uncertain whether, and to what extent any of the remaining costs and revenues will be recovered through the ratemaking process.

Nuclear Insurance:
- -----------------
The Company is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL I and II). If the nuclear plant of a member utility is damaged or increased costs for business interruption are incurred due to a prolonged accidental outage, the Company may be subject to maximum assessments of $18 million (property damage) or $7 million (business interruption), in each case per policy period, if losses exceed premiums, reserves and other resources of NML, NEIL I or NEIL II.

The federal government has enacted laws that require all utilities with nuclear generating facilities to share in payment for claims resulting from a nuclear incident. The Price-Anderson Act limits industry liability for third-party claims resulting from any nuclear incident to $9.2 billion per incident. Coverage of the first $200 million is provided by a pool of commercial insurers. If a nuclear incident results in public liability claims in excess of $200 million, the Company may be assessed up to $159 million per incident, with payments in each year limited to a maximum of $20 million per incident.

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

The overall costs of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. However, based on the information currently available, the Company has an accrued liability as of June 30, 1994, of $62 million for hazardous waste remediation costs. The ultimate amount of such costs may be significantly higher if, among other things, the Company is held responsible for cleanup at additional sites, other potentially responsible parties are not financially able to contribute to these costs, or further investigation indicates that the extent of contamination and affected natural resources is greater than anticipated at sites for which the Company is responsible.

The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on its financial position or results of operations.

Legal Matters:
- -------------
Stanislaus Litigation: In December 1993, the County of Stanislaus, California, and a residential customer of PG&E, filed a complaint against PG&E and Pacific Gas Transmission Company, a subsidiary of the Company, on behalf of themselves and purportedly as a class action on behalf of all natural gas customers of PG&E, for the period of February 1988 through October 1993. The complaint alleges that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws which resulted in increased prices of natural gas for PG&E's customers.

The complaint alleges that the Company could have purchased as much as 50 percent of its Canadian gas on the spot market instead of relying on long-term contracts and that the damage to the class members is at least as much as the price differential multiplied by the replacement volume of gas, an amount estimated in the complaint as potentially exceeding $800 million. The complaint indicates that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993. The complaint also seeks recovery of three times the amount of the actual damages pursuant to antitrust laws.

The Company believes the case is without merit and has filed a motion to dismiss the complaint. The Company believes that the ultimate outcome will not have a significant adverse impact on its financial position.

Hinkley Litigation: In 1993, a complaint was filed in San Bernardino County Superior Court on behalf of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, as well as punitive damages. The original complaint has been amended, and additional complaints have been filed, to include additional plaintiffs.

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

In November 1993, the parties engaged in private mediation sessions. Since then, plaintiffs' counsel has offered to compromise and settle plaintiffs' claims against the Company for $265 million. However, that amount related to the claims of only approximately two-thirds of the presently known plaintiffs. There have been subsequent mediation sessions but no resolution has been reached and discussions continue.

The Company is unable to estimate the ultimate outcome of this matter, but such outcome could have a significant adverse impact on the Company's results of operations. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

QF Transmission Constrained Area Litigation:  In July 1994, the
Company settled a lawsuit resulting from the termination of a power purchase agreement. The settlement did not have a significant impact on the Company's financial position or results of operations.

County Franchise Fees Litigation: In March 1994, Santa Clara and Alameda counties filed a class action suit against the Company on behalf of themselves and 45 other counties in the Company's service area. This lawsuit alleges that the Company underpaid franchise fees to the counties for the right to use or occupy public streets or roads as a result of incorrectly computing these payments. Should the counties prevail, the amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $127 million, including interest, as of June 30, 1994. The Company believes that the ultimate outcome will not have a significant adverse impact on its financial position or results of operations.

City Franchise Fees Litigation: In May 1994, the City of Santa Cruz filed a class action suit against the Company on behalf of itself and 106 other cities in the Company's service area. The complaint alleges that the Company has improperly underpaid electric franchise fees to the cities by calculating fees at different rates from other cities. Should the cities prevail, the amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $117 million, including interest, as of June 30, 1994. The Company believes that the ultimate outcome will not have a significant adverse impact on its financial position or results of operations.


Item 2.   Management's Discussion and Analysis of Consolidated
	  ----------------------------------------------------
	  Results of Operations and Financial Condition
	  ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have three types of operations: utility, Diablo Canyon Nuclear Power Plant (Diablo Canyon) and nonregulated through PG&E Enterprises (Enterprises). For the six months ended June 30, 1994 and 1993, selected financial information for the three types of operations is shown below:

- ----------------------------------------------------------------------------------------------------

					  Utility    Diablo Canyon    Enterprises              Total
(in millions, except               --------------    -------------   ------------     --------------
per share amounts)                  1994     1993     1994    1993    1994   1993      1994     1993
- ----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30

Operating revenues
  Electric                       $ 1,506  $ 1,376   $  398  $  454   $   -  $   -   $ 1,904  $ 1,830
  Gas                                483      570        -       -      53     64       536      634
				 -------  -------   ------  ------   -----  -----   -------  -------
    Total operating revenues       1,989    1,946      398     454      53     64     2,440    2,464
Operating expenses                 1,709    1,716      279     294      56     66     2,044    2,076
				 -------  -------   ------  ------   -----  -----   -------  -------
Operating income (loss)          $   280  $   230   $  119  $  160   $  (3) $  (2)  $   396  $   388
				 =======  =======   ======  ======   =====  =====   =======  =======
Net income (loss)                $   174  $   125   $   80  $  111   $ (13) $   9   $   241  $   245

Earnings (loss) per common share $   .38  $   .26   $  .18  $  .25   $(.03) $ .02   $   .53  $   .53


SIX MONTHS ENDED
JUNE 30

Operating revenues
  Electric                       $ 2,887  $ 2,716   $  833  $  836   $   -  $   -   $ 3,720  $ 3,552
  Gas                              1,127    1,254        -       -     107    122     1,234    1,376
				 -------  -------   ------  ------   -----  -----   -------  -------
    Total operating revenues       4,014    3,970      833     836     107    122     4,954    4,928
Operating expenses                 3,450    3,447      582     553     112    120     4,144    4,120
				 -------  -------   ------  ------   -----  -----   -------  -------
Operating income (loss)          $   564  $   523   $  251  $  283   $  (5) $   2   $   810  $   808
				 =======  =======   ======  ======   =====  =====   =======  =======
Net income (loss)                $   315  $   299   $  176  $  185   $ (13) $  17   $   478  $   501

Earnings (loss) per common share $   .69  $   .64   $  .39  $  .41   $(.03) $ .04   $  1.05  $  1.09

Total assets at June 30          $19,926  $19,021   $6,131  $6,327   $1,165 $1,005  $27,222  $26,353

- ----------------------------------------------------------------------------------------------------

Earnings Per Common Share:
- -------------------------
The Company's earnings per common share for the three months ended June 30, 1994, remained unchanged from the comparable period of 1993, resulting from lower costs in 1994 as a result of the Company's workforce reduction program implemented in 1993, that were partially offset by an increase in litigation reserves and a loss associated with Enterprises' sale of several oil and gas properties as discussed in the Sales and Acquisition section below. The Company's earnings per share for 1993 reflected proceeds received by Enterprises resulting from the termination of a power sales agreement. In addition, Diablo Canyon operated at a lower capacity factor in the second quarter of 1994 due to both scheduled and unscheduled outages.

The Company's earnings per common share for the six months ended June 30, 1994, were lower than for the comparable period of 1993 primarily due to higher expenses related to gas matters, an increase in litigation reserves and a loss associated with Enterprises' sale of several oil and gas properties. These higher expenses were offset by lower costs resulting from the workforce reduction program implemented in 1993. As discussed above, the Company's earnings per common share for 1993 reflected proceeds received by Enterprises. As discussed below, Diablo Canyon operated at a lower capacity factor for the six months ended June 30, 1994.

Common Stock Dividend:
- ---------------------
The Company's common stock dividend is based on a number of financial considerations, including sustainability, financial flexibility and competitiveness with investment opportunities of similar risk. Over time, the Company plans to reduce its dividend payout ratio (dividends declared divided by earnings available for common stock) to between 50 and 65 percent (based on earnings exclusive of nonrecurring adjustments) to reflect the increased business risk in the utility industry and the earnings volatility associated with the Diablo Canyon rate case settlement.

At this time, the Company is unable to determine the impact, if any, the proposed restructuring of the electric industry in California will have on the Company's ability to increase its dividends in the future . The ultimate impact will depend on the final form of the restructuring when it is implemented.

Operating Revenues:
- ------------------
Electric revenues for the three and six months ended June 30, 1994, increased compared with the same periods of 1993 primarily due to an increase in revenues related to electric energy costs in 1994 which was partially offset by a decrease in Diablo Canyon revenues as discussed above.

Gas revenues for the three and six months ended June 30, 1994, decreased compared with the same periods of 1993, primarily due to a decrease in revenues received from noncore customers. Beginning in the latter half of 1993, the implementation of regulatory changes has allowed many of the Company's noncore customers to arrange for the purchase of their own gas supplies, with the Company providing transportation service for these noncore customers.



Operating Expenses:
- ------------------
The changes in operating expenses for the three and six months ended June 30, 1994, compared with the same periods of 1993, were due to lower expenses related to the Company's 1993 workforce reduction program and a decrease in the cost of gas due to the Company no longer procuring gas for noncore customers, as discussed above. This decrease was offset by an increase in the cost of electric energy as a result of less favorable hydroelectric conditions. This increase in the cost of electric energy also reflects an increase in the cost per kilowatthour (kWh) for purchased power and an increase in the volume of gas used to provide electric energy.

Diablo Canyon:
- -------------
The Diablo Canyon plant capacity factors for the six months ended June 30, 1994 and 1993, were 75 percent and 80 percent, respectively, reflecting the scheduled refueling outage for Unit 1 in 1994 and for Unit 2 in 1993. The 1994 capacity factors were also impacted by approximately 24 days of extended unscheduled outages during the six months ended June 30, 1994, due to two minor nonnuclear problems.
There were no extended unscheduled outages during the six months ended June 30, 1993. Through June 30, 1994, the lifetime capacity factor for the plant was 79 percent. The Diablo Canyon rate case settlement bases revenues primarily on the amount of electricity generated by the plant, rather than on traditional cost-based ratemaking. Each Diablo Canyon unit will contribute approximately $3.1 million in revenues per day at full operating power in 1994.

Changing Competitive and Regulatory Environment:
- -----------------------------------------------
Competitive and regulatory changes in the Company's gas and electric businesses are occurring at an ever increasing rate. In particular, there is increasing pressure on the Company to provide its largest electric and gas customers with competitive prices. In April 1994, the California Public Utilities Commission (CPUC) issued a proposal on electric industry restructuring which seeks to put downward pressure on prices, and enhance California's competitiveness by changing from traditional cost-based ratemaking to performance-based ratemaking, unbundling electric service and phasing-in retail wheeling over a six-year period beginning in 1996. Meanwhile, the Company has made several proposals to modify regulatory processes and to provide additional pricing flexibility to those customers with the most competitive options. These proposals are discussed below under the CPUC Electric Industry Restructuring Proposal, Regulatory Reform Initiative (RRI) and Long-Term Noncore Gas Transportation Prices sections.

CPUC Electric Industry Restructuring Proposal: In April 1994, the CPUC issued an order instituting a rulemaking and an investigation (OIR/OII) on electric industry restructuring. The OIR/OII follows a report issued by the CPUC's Division of Strategic Planning in February 1993, which concluded that the current regulatory approach is incompatible with the emerging industry structure resulting from technological change, increasing competitive pressure and new market forces.

The CPUC's proposal, which is subject to comment and modification, involves two major changes in electric industry regulation. The first would move electric utilities from traditional cost-of-service rate cases to performance-based ratemaking (PBR) in order to provide stronger incentives for efficient utility operations, management and investment. The CPUC indicated that the ongoing energy utility PBR application proceedings, including the Company's RRI, would be used to develop programs which may vary in detail among the utilities.

The second major change proposed in the OIR/OII would unbundle electric services and require the phase-in of direct access by electric utility retail customers to a range of electric generation providers, including utilities, over a six-year period from 1996 to 2002. After the unbundling of electric services, the utility serving a given territory would still be obligated to provide transmission and distribution services on a nondiscriminatory basis to customers choosing direct access service from another provider. This concept is commonly referred to as retail wheeling. Coinciding with these changes, the CPUC foresees development of a competitive spot market for electric generation and an increasing need for inter-regional coordination of the electric grid. Existing resource planning and procurement approaches would be abolished. In addition, the Electric Revenue Adjustment Mechanism (ERAM) and other balancing account mechanisms would be discontinued for direct access customers.

Under the CPUC's proposal, direct access to generation for the Company's industrial customers, representing 16 percent of total retail electric revenue, would be phased in over a three-year period beginning in January 1996. Commercial customers, representing 39 percent of total retail electric revenue, would have direct access beginning in January 1999. All remaining customers (primarily residential), representing 45 percent of total retail electric revenue, would have direct access beginning in January 2002.

With respect to electric services, the CPUC would open at least two investigation proceedings to examine (1) the potential for and cost allocations of any uneconomic utility generating assets, and (2) unbundling and pricing of utility services for direct access. Under the CPUC's proposal, the utility would remain the provider of last resort for all customers. Direct access customers who purchase electricity from another source would continue to secure services from utilities, including distribution, transmission, system control and coordination, and other required services. Utilities would be given the pricing flexibility to compete effectively for direct access customers. Prices negotiated between the utility and direct access customers could not exceed the tariffed rate or fall below the utility's marginal cost of providing the service. The CPUC proposed that discounts given to direct access customers would be absorbed by the utility's shareholders.

To ensure an orderly transition that maintains the financial integrity of the utilities, the CPUC proposed that stranded costs of utility generating assets be recovered through a "competition transition charge." All consumers, including direct access consumers, would contribute to recovery of these transition costs. To the extent that uneconomic costs are passed on to all ratepayers through a transition mechanism, the CPUC proposed not to allow any customer class' overall allocation of generation costs or amortization schedules to exceed current levels, in order to avoid a shift of those costs among customer classes or across generations of customers. The OIR/OII stated that utilities would not be at risk for recovery of the uneconomic portion of the utilities' generating assets. The CPUC's investigation into uneconomic generating assets will include consideration of any costs relating to existing utility obligations under certain electric purchase contracts as well as long-term fuel contracts. The Diablo Canyon rate case settlement is not specifically addressed in the OIR/OII.

In June 1994, the Company filed its initial comments on the CPUC's proposal. In its comments, the Company indicated that it shares the CPUC's goal of effecting the transition to a more competitive world in a manner which would: (1) achieve competitive electric prices for consumers; (2) maintain utilities' financial integrity; (3) sustain an electric supply system which provides reliable service for all Californians; (4) avoid shifting of costs from one group of customers to another (in particular, to residential customers); and (5) allow continuation of California's environmental and social benefit programs. The Company noted that to achieve these objectives, the CPUC must resolve fundamental legal, jurisdictional and public policy issues and obtain the approval of the Federal Energy Regulatory Commission and the California State Legislature (Legislature). The Company's proposal in response to the CPUC OIR/OII includes the following key elements:

(1) Implementation Schedule: The Company proposed an implementation schedule that would allow all electric power consumers access to a retail electric power marketplace by January 1, 2008. Direct access would commence as proposed by the CPUC on January 1, 1996, but for a more limited set of large customers receiving service at transmission voltage levels. Each year, additional groups of customers would be included in the direct access category.

Industrial and large commercial customers which would be eligible in the period 1996 through 2002 represent approximately 23 percent of total retail electric revenue. The remaining nonresidential customers, which would be eligible in the period 2003 through 2006, represent approximately 38 percent of total retail electric revenue. Residential customers would be eligible in 2007 and 2008 and represent approximately 39 percent of total retail electric revenue. If the Company's proposed implementation schedule is adopted, it will request recovery of certain incurred and committed costs through the transition charge, but will not request recovery of transition costs associated with its electric generation facilities. The Company indicated that its proposed schedule, coupled with pricing flexibility, will permit the Company sufficient time to reduce its generation costs and recover its investments in facilities.

(2) Transition Costs: The Company identified three main categories of potential transition costs described below. The Company's proposal dealt with these costs in two ways: by allowing sufficient time to reduce the amount of transition costs, and by imposing transition charges which must be paid by all customers.

(i)  Ongoing costs associated with utility-owned generation facilities:
If the Company's proposals are adopted in their entirety, the Company would accept the full market risk of recovery of the ongoing costs of its generation facilities, including Diablo Canyon under the pricing formula in the rate case settlement, whether due to discounted prices or lost sales.

Under the Company's OIR/OII proposal for the transition to direct access, the Company indicated that it would increase Diablo Canyon's depreciation expense by as much as $200 million annually. This increase reflects the uncertainty about the economic life of Diablo Canyon as a result of the OIR/OII. This change will not have an impact on rates.

(ii) Ongoing costs associated with above-market payments under qualifying facilities (QFs) power purchase agreements: The Company purchases approximately 20 percent of its generation from QFs under long-term agreements mandated or approved by the CPUC, some of which result in payments above current market levels. The Company indicated that the uneconomic portion of the energy and capacity payments provided under these agreements should be included in a transition charge borne by all customers interconnected to the system. The Company estimates that in 1994 it will pay approximately $800 million over current market levels for these purchases. The Company is attempting to buyout or restructure certain fixed-price QF contracts in order to reduce purchased power costs.

(iii) Costs and obligations incurred in the past under traditional cost-of-service regulation: The Company proposed transition cost recovery for existing regulatory assets and certain other costs and obligations arising out of historic utility activities related to electric generation. These assets and costs include the unamortized balancing accounts related to the Energy Cost Adjustment Clause (ECAC) and the ERAM, the unamortized premium on reacquired debt, utility deferred taxes, workers' compensation and disability claims, pension costs, environmental mitigation costs associated with existing and retired electric plants, and post-retirement benefits other than pensions.

(3)  Pricing Flexibility and Market Risk for Utility Electric Power
Sales: The Company would continue to provide full retail service at regulated rates to full-service customers. For direct access customers, the Company proposed that it be able to compete to sell them unbundled electric power, in a way that insulates full-service customers from any lost contribution to margin, whether due to reduced prices or lost sales. When direct access to generation is available to all customers, the Company should be free to use its generation resources, including power purchase arrangements, in the competitive marketplace as it sees fit.

(4) Environmental and Social Programs: The Company proposed that none of the existing environmental and social programs should be discontinued because of a move to direct access. Unless and until a policy decision is made to discontinue a program, costs should be allocated to all electric customers, including those who elect direct access.

(5) Obligation to Serve: For the foreseeable future, the Company proposed to retain an ongoing obligation to provide electric power for residential customers, but proposed that the utility should be obligated to provide electric supply only on a best-efforts basis to nonresidential direct access customers that decide to return to the Company for their power supply.

Currently, the CPUC is conducting hearings to receive parties' comments on its proposal. The CPUC has indicated that it anticipates adopting a final policy statement no earlier than October 1994. The two companion investigations described above are scheduled to be completed by June 1995 so that eligible customers may commence direct access service in January 1996. The CPUC will open a further investigation in July 1996 to assess the direct access program and to determine whether and how to expand eligibility to other customers.

In addition, it appears likely that the Legislature will pass a resolution in August 1994 requesting that the CPUC not take any action to implement electric utility restructuring until it has first reported to the Legislature the details of that restructuring. The report would be due no later than January 31, 1995.

RRI: In March 1994, the Company filed an application with the CPUC requesting that it adopt the Company's proposed RRI and approve 1995 electric and gas base revenue requirements. The Company's proposal is the result of discussions with the CPUC, customers and other interested parties concerning various reforms to the current regulatory approach to setting rates. While the guiding principles behind the Company's RRI proposal are not affected by the OIR/OII, many of the specifics would change. Once the CPUC's electric industry restructuring plan is firm enough to allow it, the Company proposes to revise its RRI filing to reflect direct access, which would be effective January 1, 1996.

As filed, the Company's RRI has three components: (1) PBR for determining base revenues; (2) establishment of a large electric manufacturing class (LEMC) of customers; and (3) use of market benchmarks to evaluate gas procurement costs. Specific proposals regarding the third component were not included in the Company's March 1994 filing but are expected to be filed at a later date. As part of its response to the OIR/OII, the Company proposed that a set of competitive pricing options be established for large electric customers. These options would replace the proposal for the LEMC, since these customers would be permitted direct access in the initial years upon implementation of the OIR/OII. Accordingly, the Company intends to eliminate its LEMC proposal when it refiles the RRI.

Under the Company's PBR proposal, electric and natural gas base revenues would be determined annually by formula rather than through General Rate Cases, Attrition Rate Adjustments (ARAs) and Cost of Capital proceedings. Base revenues are intended to recover the Company's nonfuel costs and provide a return on invested capital.

The PBR mechanism would not apply to the base revenue associated with Diablo Canyon, including Diablo Canyon decommissioning costs, which would continue to be determined pursuant to the Diablo Canyon rate case settlement. Revenues to offset fuel and fuel-related costs would still be determined in the ECAC proceeding for electric operations and the Biennial Cost Allocation Proceeding (BCAP) for gas operations.

The Company's proposed PBR mechanism would determine the base revenues by multiplying the base revenues authorized for the prior year by an index consisting of inflation plus customer growth less a productivity factor. Those revenues would be adjusted up or down depending on the Company's achievement relative to four performance standards: Customer Energy Efficiency (CEE) programs, Energy Bills, Customer Satisfaction and Electric Service Reliability. The adjustments related to the Company's performance in these four areas would be one-time modifications to that year's base revenues. The adjustments for CEE incentives would be determined under existing ratemaking procedures. The maximum adjustment that the Company could earn or lose related to Energy Bills and Customer Satisfaction is $25 million per year for each, and the maximum for Electric Service Reliability is $19 million per year. Under PBR, the Company could also apply for an adjustment to base revenues due to the occurrence of certain extraordinary events outside the Company's control.

The PBR proposal provides for the sharing between ratepayers and shareholders of earnings above or below a target utility return on equity (ROE) that would be computed annually. To the extent actual ROE varies more than 200 basis points above or below the target ROE, the difference would be shared equally between ratepayers and shareholders through a reduction or increase in the next year's base revenue. If actual ROE were more than 500 basis points above or below the target ROE, then the Company and the CPUC would each have the option to initiate a proceeding to reexamine the PBR formula.

As filed, the Company proposed that PBR base revenue indexing begin in 1995. However, this requested implementation date has been superseded by the Company's proposed 1995 Electric Rate Stabilization program, described below in the Rate Matters section. Currently, it is not anticipated that rates set by PBR will be effective until January 1997.

In its filing, the Company proposed that PBR remain in place indefinitely. The Company recommended that after five years the CPUC review the PBR mechanism and make any necessary adjustments, but not return to the use of traditional rate cases to set rates.

Long-Term Noncore Gas Transportation Prices: In June 1994, the Company filed a petition with the CPUC to modify the decision that established the Expedited Application Docket (EAD), the existing competitive gas transportation contract procedure. The petition requested authorization to implement an optional long-term noncore gas transportation price which would be offered to the Company's largest industrial and cogeneration gas transport customers under a ten-year service agreement.

The proposed prices are intended to enable the Company to more effectively meet intensified competition by allowing it to offer a long-term competitive price without having to obtain CPUC approval on a contract-by-contract basis as is currently required under the EAD procedure.

The proposed prices are within the range of prices negotiated under existing EAD contracts and would exceed the marginal cost of serving the customers eligible for the new prices. The Company's shareholders would bear the risk of any revenue shortfalls attributable to differences between the long-term price option and the customer's otherwise applicable standard price. If approved, the prices would be offered to existing qualifying customers over a two-month subscription period commencing on the date designated by the CPUC. A CPUC decision is expected later this year.

Financial Impact of the Changing Competitive and Regulatory
Environment: Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.5 billion of regulatory assets, including balancing accounts, as of June 30, 1994.

In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Company's utility operations, whether resulting from the expanding effects of competition or specific regulatory actions which move the Company away from cost-of-service ratemaking, SFAS No. 71 would no longer apply. Discontinuation of SFAS No. 71 would cause the write off of applicable portions of regulatory assets, which could have a significant adverse impact on the Company's financial position or results of operations.

If the OIR/OII is adopted it would impact the future application of SFAS No. 71 for the electric generation portion of the Company's operations. The regulatory assets attributable to electric generation, excluding balancing accounts which under existing conditions would be expected to be recovered over the next few years, are estimated to be $1.2 billion at June 30, 1994. This amount is based on the Company's estimate of the allocation of these assets; the actual amount could vary depending on the allocation methods adopted by the CPUC. The amount of regulatory assets to be written off upon adoption of the OIR/OII proposal could be substantially reduced depending on the specific recovery provided during the transition to direct access.

Under the Company's OIR/OII proposal for the transition to direct access, the Company indicated that it would increase Diablo Canyon's depreciation expense by as much as $200 million annually. This increase reflects the uncertainty about the economic life of Diablo Canyon as a result of the OIR/OII. This change will not have an impact on rates.
The CPUC's OIR/OII could impact the Company's recovery of its costs and investments in electric utility assets, the Diablo Canyon rate case settlement and continued application of SFAS No. 71. The final determination of the impact will be dependent upon the form of regulation, including transition mechanisms, if any, ultimately adopted by the CPUC, and the effects of competition. The Company is unable to predict the ultimate effect of the OIR/OII on its financial position or results of operations.

It is anticipated that as proposed, the PBR component of the RRI will act as a surrogate for traditional cost-of-service ratemaking. As such, the Company expects it would continue to apply SFAS No. 71 to the majority of its electric and gas operations. However, the Company may be subject to additional write-offs attributable to those regulatory mechanisms proposed to be discontinued as part of the RRI.

If the long-term noncore gas transportation pricing is adopted as proposed, it would deviate from cost-of-service ratemaking and the Company would discontinue application of SFAS No. 71 for customers receiving the new rates. The resulting write-off upon discontinuation of SFAS No. 71 for these customers is currently estimated at $25 million pretax. The estimated amount related to the affected gas customers is based on the base revenue allocation currently used in setting rates; the actual amount could vary depending on the allocation method adopted by the CPUC.

The Company may be subject to additional write-offs even though SFAS No. 71 continues to apply to remaining portions of the Company's operations. Additional write-offs could result from regulatory actions affecting recovery of specific regulatory assets.

Rate Matters:
- ------------
In addition to the RRI and the long-term noncore gas transportation price proposals discussed above, the following are other rate-related matters.

1995 Electric Rate Stabilization: In August 1994, the Company announced that it will extend its freeze on retail electric rates through the end of 1995. The electric rate freeze extension is dependent upon the CPUC's adoption of certain rate changes requested by the Company for 1995. As previously disclosed, in April 1993, the Company had adopted a freeze on electric rates through the end of 1994. The Company also will continue its annual $70 million economic stimulus rate reduction through 1995 for its largest business customers. The reduction, begun in July 1993, was developed to help attract and retain major employers in Northern and Central California. The electric rate freeze extension and the continuation of the economic stimulus rate represent further steps in the Company's efforts to improve its ability to succeed in the face of greater competition.

The Company also announced that when it files its 1996 General Rate Case (GRC) later this year, it will not seek an increase in 1996 electric base revenues from 1994 levels attributable to its expenses other than fuel, purchased power and Diablo Canyon costs.

To accomplish the electric rate freeze extension, the Company anticipates that it will forgo electric rate increases that otherwise would occur on January 1, 1995, under the ARA mechanism. These increases had previously been authorized by the CPUC in the Company's 1993 GRC.

If the CPUC adopts the Company's requests in the ECAC and 1995 Cost of Capital proceedings (see the ECAC and Cost of Capital discussions below), combined net electric revenue requirement would increase by an estimated $289 million, effective January 1, 1995. To the extent that the CPUC grants these electric revenue requirement increases, the Company anticipates that it will request a corresponding decrease in base revenues under the ARA mechanism, such that electric rates will not increase through the end of 1995. The Company intends to offset any such required decrease in base revenues through cost reductions.
To the extent that these cost reductions are not achieved, there may be a negative impact on the Company's 1995 or 1996 results of operations.

ECAC: In the 1993 ECAC decision, the CPUC approved the Company's request to defer beyond 1994 $255 million of estimated undercollections in the ECAC/ERAM balancing accounts. The actual ECAC/ERAM net undercollection at December 31, 1993, was $525 million. With the stated objective of providing additional incentives for cost containment, the CPUC refused to allow the Company to collect interest on the revenue requirement deferral and ordered the reinstatement of the Annual Energy Rate (AER) mechanism. The reinstatement of the AER places the Company at risk for nine percent of the variations between actual and forecasted energy expenses.

The Company's current ECAC application requests a two percent increase ($158 million) in electric revenues over rates in effect in 1994. The Company's proposal limits the requested recovery of the projected December 31, 1994, ECAC undercollection of $537 million by deferring recovery of $368 million beyond 1995. The filing also proposes to forgo collection of interest on the ECAC deferral.

In July 1994, the Division of Ratepayer Advocates (DRA), a consumer advocacy branch of the CPUC staff, issued a report on the Company's filing. The DRA's revenue requirement proposal is approximately $110 million lower than the Company's request due primarily to the DRA's lower gas cost estimates and Diablo Canyon price assumptions. The DRA also recommends that the Company's rates remain frozen at the 1994 level through 1995 and that the ECAC undercollection be deferred, without interest, beyond 1995.

In its report, the DRA asserted that the Company has failed to take actions in response to concerns about the Company's high electricity rates. The DRA proposed that the CPUC reconsider a consumer advocacy group's 1992 petition and reopen the Diablo Canyon rate case settlement (settlement) for the express purpose of modifying the payment methodology for Diablo Canyon generation. The CPUC had previously denied this petition finding that there had been no failure in the underlying assumptions of the settlement and that reopening it would be contrary to the public policy in favor of settlements.

In addition, the DRA recommended that in the interim, while the payment methodology is being reconsidered, the price paid for electricity generated by Diablo Canyon be frozen at the 1994 price level of 11.89 cents per kWh which would result in a $35 million reduction in the Company's 1995 revenue requirement request. The Company's filing included an increase in the price paid for Diablo Canyon generation to
12.10 cents per kWh in 1995, using the pricing formula set forth in the settlement.

Based on its claim that the Company has failed to propose methods or take action to reduce rates, the DRA urged the CPUC to consider the possibility of eliminating or reducing the ratepayers' obligation to pay for deferred ECAC costs at some future date. If the CPUC acts on this aspect of the DRA's request, the Company may be precluded from recording additional ECAC costs and may also be required to write off portions of the existing ECAC balance. However, the Company believes that under existing conditions, it will recover the ECAC undercollection over the next few years.

In July 1994, the Company filed a motion requesting the CPUC to remove the Diablo Canyon testimony from the DRA's report on the basis that it is contrary to previous CPUC decisions which uphold the settlement, is factually incorrect, and violates the CPUC's policy in favor of comprehensive settlements. In August, the Company filed rebuttal testimony in the ECAC proceeding, reiterating that the DRA's report violates the public policy in favor of settlements. The Company also pointed out that, contrary to the DRA's report, under the ratemaking methodology employed by the DRA in the proceeding in which the settlement was established, the Company in fact has recovered $2.5 billion less than it would have under traditional ratemaking. The Company also noted that the risk of future performance of the plant remains with the Company. A decision is expected in December 1994.
BCAP: In July 1994, the CPUC approved the Company's request for an increase of $162 million (9.3 percent) in core (residential and smaller commercial customers) rates effective July 15, 1994. During the first half of the current BCAP period, actual gas costs were higher than the forecasted costs used to adopt rates and actual gas sales were less than expected, leading to unrecovered gas and related fixed costs. The $162 million BCAP increase is expected to recover such costs by July 1995.



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
							====

The requested return on common equity and common equity ratio is an increase from the 11.00 percent and 47.50 percent, respectively, authorized in 1994. These increases reflect higher interest rates and increased regulatory and competitive risks. An additional 75 basis points was included in the Company's requested return on common equity in order to address, in particular, the added risks associated with the CPUC's proposed OIR/OII on electric industry restructuring. If adopted, the Company's request would result in annual revenue requirement increases of $131 million for electric rates and $41 million for gas rates, effective January 1995.

In August 1994, the DRA issued its report on the Company's 1995 Cost of Capital proceeding recommending a return on common equity of 11.25 percent and an overall return on utility rate base of 9.36 percent.
The DRA also recommended a utility capital structure of 48.00 percent common equity, 5.50 percent preferred stock and 46.50 percent long-term debt. If adopted, the DRA's recommendation would result in annual revenue requirement increases of $28 million for electric rates and $9 million for gas rates, effective January 1995. A final CPUC decision is expected in the fourth quarter of 1994.

1996 GRC: Although the Company's RRI filing and the CPUC's OIR/OII on electric industry restructuring may eliminate the need for hearings on the 1996 GRC, the Company is continuing its preparation of the 1996 GRC with the expectation that the RRI and OIR/OII will run parallel with its 1996 GRC.

The Company intends to file its 1996 GRC application before the end of 1994, for rates effective January 1, 1996. As currently contemplated, there would be no increase in 1996 electric base revenues from 1994 levels attributable to expenses other than fuel, purchased power and Diablo Canyon costs, and a minimal decrease from current gas base revenues.



Reasonableness Proceedings:
- --------------------------
The CPUC reviews the reasonableness of the Company's energy costs on an annual basis. As part of this review, recommendations may be made by the DRA as well as intervenors. An Administrative Law Judge (ALJ) of the CPUC will review testimony and issue a proposed decision. The CPUC can accept all, part or none of the recommendations or the ALJ's proposed decision in its final decision.

In March 1994, the CPUC issued decisions covering the years 1988 through 1990, ordering a disallowance of $90 million of gas costs, plus accrued interest of approximately $25 million for the Company's
Canadian gas procurement activities and $8 million for gas inventory operations. The Company intends to contest the Canadian gas cost disallowance and has filed an application for rehearing of that decision.

As discussed in Note 3 of Notes to Consolidated Financial Statements, a number of reasonableness issues are still under review by the CPUC, including an audit of the Company's affiliates. The DRA has recommended disallowances and a penalty totaling at least $192 million for various issues covering 1988 through 1992 and has indicated it may be submitting additional recommendations for these years.

The Company believes that its gas procurement activities, transportation arrangements and operations were prudent and will vigorously contest any disallowance or penalty recommended by the DRA or other parties.

The Company accrued $61 million in the fourth quarter of 1993 and approximately $90 million in the first quarter of 1994 as a result of the CPUC's disallowances in the gas reasonableness proceedings for 1988 through 1990 and the Company's assessment of how the CPUC's decisions may impact the open reasonableness issues. However, as discussed above, the Company intends to contest the CPUC's decision on the Canadian gas disallowance for 1988 through 1990.

The Company currently is unable to estimate the ultimate outcome of the gas reasonableness proceedings, including the affiliate audit, or predict whether such outcome will have a significant adverse impact on its results of operations.

Legal Matters:
- -------------
Stanislaus Litigation: In December 1993, the County of Stanislaus, California and a residential customer of PG&E, filed a complaint against PG&E and Pacific Gas Transmission Company, a subsidiary of the Company, on behalf of themselves and purportedly as a class action on behalf of all natural gas customers of PG&E for the period of February 1988 through October 1993. The complaint alleges that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws which resulted in increased prices of natural gas for PG&E's customers.

The complaint alleges that the Company could have purchased as much as 50 percent of its Canadian gas on the spot market instead of relying on long-term contracts and that the damage to the class members is at least as much as the price differential multiplied by the replacement volume of gas, an amount estimated in the complaint as potentially exceeding $800 million. The complaint indicates that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993. The complaint also seeks recovery of three times the amount of the actual damages pursuant to antitrust laws.

The Company believes the case is without merit and has filed a motion to dismiss the complaint. The Company believes that the ultimate outcome will not have a significant adverse impact on its financial position.

Hinkley Litigation: In 1993, a complaint was filed on behalf of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, as well as punitive damages. The original complaint has been amended, and additional complaints have been filed, to include additional plaintiffs.

In 1987, the Company undertook an extensive project to remediate potential groundwater chromium contamination. The Company has incurred substantially all of the costs it currently deems necessary to clean up the affected groundwater contamination. In accordance with the remediation plan approved by the regional water quality control board, the Company will continue to monitor the affected area and perform environmental assessments.

In November 1993, the parties engaged in private mediation sessions. Since then, plaintiffs' counsel has offered to compromise and settle plaintiffs' claims against the Company for $265 million. However, that amount related to the claims of only approximately two-thirds of the presently known plaintiffs. There have been subsequent mediation sessions but no resolution has been reached and discussions continue.

The Company is unable to estimate the ultimate outcome of this matter, but such outcome could have a significant adverse impact on the Company's results of operations. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position. (See Note 4 of Notes to Consolidated Financial statements for further discussion.)

County Franchise Fees Litigation: In March 1994, Santa Clara and Alameda counties filed a class action suit against the Company on behalf of themselves and 45 other counties in the Company's service area. This lawsuit alleges that the Company underpaid franchise fees to the counties for the right to use or occupy public streets or roads as a result of incorrectly computing these payments. Should plaintiffs prevail, the Company currently estimates that its annual system-wide county franchise fees could increase by approximately $15 million. In addition, the amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $127 million, including interest, as of June 30, 1994. The Company believes that the ultimate outcome will not have a significant adverse impact on its financial position or results of operations.

City Franchise Fees Litigation: In May 1994, the City of Santa Cruz filed a class action suit against the Company on behalf of itself and 106 other cities in the Company's service area. The complaint alleges that the Company has improperly underpaid electric franchise fees to the cities by calculating fees at different rates from other cities. Should plaintiffs prevail, the Company currently estimates that its annual system-wide city franchise fees could increase by approximately $17 million. In addition, the amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $117 million, including interest, as of June 30, 1994. The Company believes that the ultimate outcome will not have a significant adverse impact on its financial position or results of operations.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Sources of Capital:
- ------------------
The following debt and equity securities were issued, reacquired or redeemed from January 1 through June 30, 1994:

						  (in thousands)
Debt:

Issued                   Interest Rates               Amount
- ------                   --------------            -------------
Medium-term notes        6.50% to 7.88%              $30,000

Redeemed
- --------
Mortgage bonds               7.50%                    79,900
Medium-term notes       10.05% and 10.10%             40,000
Eurobonds                   12.00%                    15,334

Equity:

Issued                   Dividend Rates               Amount
- ------                   --------------           --------------
Preferred stock               6.30%                  $62,500

Common stock
  Savings Fund Plan            N/A                    91,322
  Dividend Reinvestment
    Plan                       N/A                    46,649
  Long-term Incentive
    Plan                       N/A                       797

Redeemed/Reacquired
- -------------------
Preferred stock               8.16%                   75,000

Common stock                   N/A                    60,320

Proceeds from the issuance of securities were used for capital expenditures, refundings and other general corporate purposes.

Environmental Remediation:
- -------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Although the ultimate amount of costs that will be incurred by the Company in connection with its compliance and remediation activities is difficult to estimate due to uncertainty concerning the Company's responsibility and the extent of contamination, the complexity of environmental laws and regulations and the selection of compliance alternatives, the Company has an accrued liability as of June 30, 1994, of $62 million for hazardous waste remediation costs. (See further discussion of the accrued liability for hazardous waste remediation costs in Note 4 of Notes to Consolidated Financial Statements.)

Sales and Acquisition:
- ---------------------
Sales: In April 1994, the Company announced that it has deferred its plan to divest PG&E Resources Company (Resources), a wholly owned indirect subsidiary of Enterprises. Resources, which is engaged in oil and gas exploration, is headquartered in Dallas, Texas. In June 1994, Resources entered into multiple contracts to sell several of its oil and gas properties. The Company recorded a $19 million pretax loss during the second quarter for those properties to be sold which have a carrying value in excess of their market value. Gains to be realized in the third quarter from the sale of the remaining properties held for sale are expected to offset these losses. The Company anticipates that all sales will be completed in the third quarter of 1994.

Acquisition: In July 1994, the Company announced that Enterprises and Bechtel Enterprises have concluded an agreement for the purchase of 100 percent of J. Makowski Co., Inc., a national company engaged in the development of natural gas-fueled power generation projects and natural gas distribution, supply and underground storage projects. Enterprises expects to have a majority interest in the Company. The total purchase price is approximately $250 to $300 million and the transaction is expected to be completed during the third quarter of 1994.


PART II.  OTHER INFORMATION
 ---------------------------

Item 1.   Legal Proceedings
	  -----------------

A.   QF Transmission Constrained Area Litigation

On July 20, 1994, the Company settled the lawsuit brought against it by Pacific Oroville Power, Inc. (POPI). The lawsuit was previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1993. The settlement was reached following an eight-month jury trial, at the conclusion of which the jury indicated they were deadlocked and unable to reach a verdict. The settlement did not have a significant adverse impact on the Company's financial position or results of operations.

B.   Time-Of-Use Meter Litigation

On July 21, 1994, Milton L. Grinstead, Michael Davis, Joan A. Williamson, Frank H. Lacy, and Matthew Doerksen filed a complaint in the Stanislaus County Superior Court against the Company on behalf of themselves and purportedly as a class action on behalf of all of the Company's customers, for "refund of unlawfully charged fees."

The complaint alleges that the Company improperly failed to notify its customers of the most favorable rates available to each particular customer. The complaint focuses on the "time-of-use" billing option, which allows customers to save money by shifting their electricity use to off-peak hours when electricity is cheaper. Plaintiffs contend that all customers could have saved an average of $50-$75 per month per customer had they been placed on time-of-use rates. The complaint seeks damages estimated to be in excess of $16 billion.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.


Item 5.   Other Information
	  -----------------
Ratios of Earnings to Fixed Charges and Ratios of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

The Company's earnings to fixed charges ratio for the six months ended June 30, 1994 was 3.48. The Company's earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 1994 was 3.04. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits 12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and 33-50707.


Item 6.   Exhibits and Reports on Form 8-K
	  ---------------------------------

(a)  Exhibits:

     Exhibit 3.1         Restated Articles of Incorporation of
			 the Company effective as of July 26,
			 1994

     Exhibit 10          Contract Between Pacific Gas and
			 Electric Co. and Jerry R. McLeod

     Exhibit 11          Computation of Earnings Per Common Share

     Exhibit 12.1        Computation of Ratios of Earnings to
			 Fixed Charges

     Exhibit 12.2        Computation of Ratios of Earnings to
			 Combined Fixed Charges and Preferred
			 Stock Dividends



(b) Reports on Form 8-K during the second quarter of 1994 and through the date hereof:

     1.   April 2l, 1994
	  Item 5.  Other Events
	  A.   Performance Incentive Plan - Year-to-Date
	       Financial Results
	  B.   California Public Utilities Commission Proceedings
	       -    Electric Fuel and Sales Balancing Accounts -
		    ECAC/ERAM
	       -    Biennial Cost Allocation Proceeding (BCAP)
	       -    Electric Industry Restructuring
	  C.   Franchise Fees Litigation

     2.   June 7, 1994
	  Item 5.  Other Events
	  A.   California Public Utilities Commission Proceedings
	       -  Electric Industry Restructuring
	  B.   Restructuring of Canadian Gas Supply Arrangmenets
	  C.   Cities Franchise Fees Litigation
	  D.   Management Changes

     3.   July 6, 1994
	  Item 5.  Other Events
	  A.   Restructuring of Gas Supply Arrangements -
	       Recovery of Interstate Transportation Demand
	       Charges
	  B.   Diablo Canyon Nuclear Power Plant - Nuclear Fuel
	       Supply and Disposal
	  C.   Acquisition by PG&E Enterprises/Bechtel Enterprise

     4.   July 25, 1994
	  Item 5. Other Events
	  A.   Performance Incentive Plan - Year-to-Date
	       Financial Results
	  B.   California Public Utilities Commission Proceedings
	       -  Electric Fuel and Sales Balancing Accounts -
		  ECAC/ERAM
	  C.   Diablo Canyon Nuclear Power Plant - Diablo Canyon
	       Rate Case Settlement

     5.   August 3, 1994
	  Item 5. Other Events
	  A.   California Public Utilities Commission Proceedings
	       -  1995 Electric Rate Stablization






			      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			 PACIFIC GAS AND ELECTRIC COMPANY



				 GORDON R. SMITH
August 12,  1994              By______________________________
				 GORDON R. SMITH
				 Vice President and
				 Chief Financial Officer



			    EXHIBIT INDEX


Exhibit
Number              Exhibit
- -------             ---------------------------------

3.1                 Restated Articles of Incorporation of the
		    Company effective as of July 26, 1994

10                  Contract Between Pacific Gas and Electric
		    Company and Jerry R. McLeod

11                  Computation of Earnings Per
		    Common Share

12.1                Computation of Ratios of Earnings
		    to Fixed Charges

12.2                Computation of Ratios of Earnings
		    to Combined Fixed Charges and Preferred
		    Stock Dividends