Form 10-Q
period 1994-09-30
PACIFIC GAS & ELECTRIC CO
filed 1994-11-14
CIK 75488

FORM 10-Q
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D. C.   20549
			 ---------------------------
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended September 30, 1994

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

	  Yes     X                     No
	       ---------                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


	  Class                   Outstanding at October 31, 1994
     ---------------              -------------------------------
Common Stock, $5 par value                   432,273,143 shares




				Form 10-Q
				---------
	TABLE OF CONTENTS
			     -----------------

PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----

Item 1.  Consolidated Financial Statements and Notes
	   Statement of Consolidated Income........................   1
	   Consolidated Balance Sheet..............................   2
	   Statement of Consolidated Cash Flows....................   4
	   Note 1:  General
		      Basis of Presentation........................   5
		      Nuclear Decommissioning Costs................   5
		      1994 Workforce Reduction.....................   6
	   Note 2:  Competition and Regulation.....................   6
		      Electric Industry Restructuring..............   6
		      Energy Cost Adjustment Clause................   8
	   Note 3:  Reasonableness Proceedings.....................   9
	   Note 4:  Contingencies
		      Helms Pumped Storage Plant...................  10
		      Nuclear Insurance............................  10
		      Environmental Remediation....................  11
		      Legal Matters................................  12
Item 2.  Management's Discussion and Analysis of Consolidated
	 Results of Operations and Financial Condition
	   Results of Operations
	     Earnings Per Common Share.............................  14
	     Common Stock Dividend.................................  15
	     Operating Revenues....................................  16
	     Operating Expenses....................................  16
	     Diablo Canyon.........................................  16
	     1994 Workforce Reduction..............................  17
	     Proposed Accounting Standard..........................  17
	     Changing Competitive and Regulatory Environment.......  18
	     Rate Matters..........................................  21
	     Reasonableness Proceedings............................  25
	     Legal Matters.........................................  26
	   Liquidity and Capital Resources
	     Sources of Capital....................................  26
	     Environmental Remediation.............................  27
	     Sales and Acquisition ................................  27

PART II.   OTHER INFORMATION
- ----------------------------

Item 1.    Legal Proceedings
	     Antitrust Litigation..................................  28
	     Hinkley Litigation....................................  29
	     Time-of-Use Meter Litigation..........................  29
	     Potter Valley Hydroelectric Project...................  30
Item 5.    Ratios of Earnings to Fixed Charges and Ratios of
	     Earnings to Combined Fixed Charges and Preferred
	     Stock Dividends.......................................  30
Item 6.    Exhibits and Reports on Form 8-K........................  30

SIGNATURE..........................................................  33



				    PART I.  FINANCIAL INFORMATION
				    ------------------------------
Item 1.  Consolidated Financial Statements
	 ---------------------------------

			      PACIFIC GAS AND ELECTRIC COMPANY
			      STATEMENT OF CONSOLIDATED INCOME
					(unaudited)
- --------------------------------------------------------------------------------------------
			  Three months ended September 30,    Nine months ended September 30,
(in thousands,            -------------------------------     ------------------------------
except per share amounts)             1994           1993                1994           1993
- --------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                        $2,356,034     $2,344,149          $6,076,242     $5,896,493
Gas                                499,187        603,145           1,732,930      1,978,744
				----------     ----------          ----------     ----------
  Total operating revenues       2,855,221      2,947,294           7,809,172      7,875,237
				----------     ----------          ----------     ----------

OPERATING EXPENSES
Cost of electric energy            817,955        782,482           2,013,543      1,692,731
Cost of gas                         74,514        167,876             409,278        651,960
Distribution                        41,290         49,965             154,270        159,188
Transmission                        63,025         73,588             200,071        253,274
Customer accounts and services      95,532         95,794             282,086        278,245
Maintenance                         93,942         96,227             323,096        333,181
Depreciation and decommissioning   347,867        327,980           1,041,610        967,976
Administrative and general         234,291        253,133             697,279        750,973
Workforce reduction costs             -            55,500                -           196,700
Income taxes                       347,939        365,584             808,532        754,884
Property and other taxes            71,267         72,971             227,506        230,676
Other                               82,905         80,212             256,828        271,432
				----------     ----------          ----------     ----------
  Total operating expenses       2,270,527      2,421,312           6,414,099      6,541,220
				----------     ----------          ----------     ----------
OPERATING INCOME                   584,694        525,982           1,395,073      1,334,017
				----------     ----------          ----------     ----------
OTHER INCOME AND (INCOME
  DEDUCTIONS)
Interest income                     20,608         21,897              57,178         64,064
Allowance for equity funds
 used during construction            5,042         11,584              14,779         33,045
Other--net                          (1,463)        (7,232)             (5,229)           940
				----------     ----------          ----------     ----------
  Total other income and
  (income deductions)               24,187         26,249              66,728         98,049
				----------     ----------          ----------     ----------
INCOME BEFORE INTEREST EXPENSE     608,881        552,231           1,461,801      1,432,066
				----------     ----------          ----------     ----------
INTEREST EXPENSE
Interest on long-term debt         164,156        177,849             487,348        528,583
Other interest charges              22,726         26,643              81,911         76,989
Allowance for borrowed funds
  used during construction          (3,634)        (8,360)            (11,408)       (30,619)
				----------     ----------          ----------     ----------
  Net interest expense             183,248        196,132             557,851        574,953
				----------     ----------          ----------     ----------
NET INCOME                         425,633        356,099             903,950        857,113
Preferred dividend requirement      14,494         15,520              43,314         48,913
				----------     ----------          ----------     ----------

EARNINGS AVAILABLE FOR
  COMMON STOCK                  $  411,139     $  340,579          $  860,636     $  808,200
				==========     ==========          ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING               430,439        432,472             429,584        430,527

EARNINGS PER COMMON SHARE             $.96           $.79               $2.00          $1.88

DIVIDENDS DECLARED PER COMMON SHARE   $.49           $.47               $1.47          $1.41

- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

			       PACIFIC GAS AND ELECTRIC COMPANY
				  CONSOLIDATED BALANCE SHEET
					 (unaudited)

- --------------------------------------------------------------------------------------------
								September 30,    December 31,
(in thousands)                                                          1994            1993
- --------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                    $ 17,089,878    $ 16,633,772
  Diablo Canyon                                                    6,598,496       6,518,413
Gas                                                                7,391,798       7,146,741
								------------    ------------
    Total plant in service (at original cost)                     31,080,172      30,298,926
Accumulated depreciation and decommissioning                     (12,160,827)    (11,235,519)
								------------    ------------
      Net plant in service                                        18,919,345      19,063,407
								------------    ------------
CONSTRUCTION WORK IN PROGRESS                                        487,175         620,187

OTHER NONCURRENT ASSETS
Oil and gas properties                                               414,239         573,523
Nuclear decommissioning funds                                        609,901         536,544
Other assets                                                       1,029,360         497,689
								------------    ------------
      Total other noncurrent assets                                2,053,500       1,607,756
								------------    ------------

CURRENT ASSETS
Cash and cash equivalents                                            141,514          61,066
Accounts receivable
  Customers                                                        1,305,654       1,264,907
  Other                                                              101,603         123,255
  Allowance for uncollectible accounts                               (24,592)        (23,647)
Regulatory balancing accounts receivable                           1,408,468         992,477
Inventories
  Materials and supplies                                             224,808         239,856
  Gas stored underground                                             163,229         170,345
  Fuel oil                                                            94,275         109,615
  Nuclear fuel                                                       141,117         134,411
Prepayments                                                           33,200          56,062
								------------    -----------
      Total current assets                                         3,589,276       3,128,347
								------------    ------------

DEFERRED CHARGES
Income tax-related deferred charges                                1,151,387       1,246,890
Diablo Canyon costs                                                  405,665         419,775
Unamortized loss net of gain on reacquired debt                      387,136         395,659
Workers' compensation and disability claims recoverable              282,382         192,203
Other                                                                647,597         488,302
								------------    ------------
      Total deferred charges                                       2,874,167       2,742,829
								------------    ------------

TOTAL  ASSETS                                                   $ 27,923,463    $ 27,162,526
								============    ============


- --------------------------------------------------------------------------------------------

				  (continued on next page)

			     PACIFIC GAS AND ELECTRIC COMPANY
				CONSOLIDATED BALANCE SHEET
					(unaudited)

- --------------------------------------------------------------------------------------------
								September 30,    December 31,
(in thousands)                                                          1994            1993
- --------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                      $ 2,149,573    $ 2,136,095
Additional paid-in capital                                          3,778,642      3,666,455
Reinvested earnings                                                 2,807,204      2,643,487
								  -----------    -----------
       Total common stock equity                                    8,735,419      8,446,037
Preferred stock without mandatory redemption provision                732,995        807,995
Preferred stock with mandatory redemption provision                   137,500         75,000
Long-term debt                                                      8,985,131      9,292,100
								  -----------    -----------
       Total capitalization                                        18,591,045     18,621,132
								  -----------    -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                    152,408        152,872
Workers' compensation and disability claims                           249,000        157,000
Other                                                                 579,838        246,950
								  -----------    -----------
       Total other noncurrent liabilities                             981,246        556,822
								  -----------    -----------


CURRENT LIABILITIES
Short-term borrowings                                                 346,305        764,163
Long-term debt                                                        257,725        221,416
Accounts payable
  Trade creditors                                                     436,966        472,985
  Other                                                               409,034        389,065
Accrued taxes                                                         582,835        303,575
Deferred income taxes                                                 469,249        315,584
Interest payable                                                      168,141         82,105
Dividends payable                                                     227,074        203,923
Other                                                                 360,744        487,809
								  -----------    -----------
       Total current liabilities                                    3,258,073      3,240,625
								  -----------    -----------

DEFERRED CREDITS
Deferred income taxes                                               4,030,250      3,978,950
Deferred investment tax credits                                       396,292        410,969
Other                                                                 666,557        354,028
								  -----------    -----------
       Total deferred credits                                       5,093,099      4,743,947

CONTINGENCIES (Notes 2, 3 and 4)                                            -              -
								  -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES                              $27,923,463    $27,162,526
								  ===========    ===========


- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


			       PACIFIC GAS AND ELECTRIC COMPANY
			     STATEMENT OF CONSOLIDATED CASH FLOWS
					  (unaudited)
- --------------------------------------------------------------------------------------------
							      Nine months ended September 30,
							      ------------------------------
(in thousands)                                                          1994            1993
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 903,950      $  857,113
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                               1,041,610         967,976
    Amortization                                                      49,156          62,066
    Deferred income taxes and investment tax credits--net            275,459         278,603
    Allowance for equity funds used during construction              (14,779)        (33,045)
    Net effect of changes in operating assets
      and liabilities
	Accounts receivable                                          (18,150)         37,319
	Regulatory balancing accounts receivable                    (415,991)       (154,550)
	Inventories                                                   30,798          (5,360)
	Accounts payable                                             (16,050)         43,571
	Accrued taxes                                                292,820          65,494
	Other working capital                                        (17,688)        509,612
	Other deferred charges                                        35,274        (188,126)
	Other noncurrent liabilities                                 206,183         (17,603)
	Other deferred credits                                       102,590          43,637
    Other--net                                                        (1,196)         19,383
								  ----------      ----------
Net cash provided by operating activities                          2,453,986       2,486,090
								  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                                           (686,486)     (1,353,488)
Allowance for borrowed funds used during construction                (11,408)        (30,619)
Nonregulated expenditures                                           (491,926)       (133,235)
Other--net                                                            16,625          32,746
								  ----------      ----------
Net cash used by investing activities                             (1,173,195)     (1,484,596)
								  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                  208,654         202,466
Common stock repurchased                                            (121,277)         (4,974)
Preferred stock issued                                                62,312         200,000
Preferred stock redeemed                                             (83,020)       (302,608)
Long-term debt issued                                                 55,000       3,189,584
Long-term debt matured or reacquired                                (321,620)     (2,523,818)
Short-term debt redeemed--net                                       (417,858)       (679,341)
Dividends paid                                                      (666,453)       (639,345)
Other--net                                                            83,919         (38,388)
								  ----------      ----------
Net cash used by financing activities                             (1,200,343)       (596,424)
								  ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               80,448         405,070

CASH AND CASH EQUIVALENTS AT JANUARY 1                                61,066          97,592
								  ----------      ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                         $  141,514      $  502,662
								  ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                         $  420,834      $  404,409
    Income taxes                                                     403,219         433,939

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

The decommissioning method selected for Diablo Canyon Nuclear Power Plant (Diablo Canyon) anticipates the equipment, structures, and portions of the facility and site containing radioactive contaminants will be removed or decontaminated to a level that permits the property to be released for unrestricted use shortly after cessation of operations. Humboldt Bay Power Plant is being decommissioned under a method that consists of placing and maintaining the facility in protective storage until some future time when dismantling can be initiated. The average annualized escalation rate and the assumed return on qualified trust assets used to calculate the decommissioning obligation are approximately 5.5 percent and 5.25 percent (6.25 percent on nonqualified trust assets), respectively.

As of September 30, 1994, the Company had accumulated in external trust funds $610 million (at fair value) to be used for the decommissioning of its nuclear facilities.

1994 Workforce Reduction:
- ------------------------
In August 1994, the Company announced a workforce reduction. The gross annual labor savings from this reduction are projected to be between $150 million and $185 million.

The majority of the proposed job reductions are expected to occur by the first quarter of 1995 through a voluntary retirement incentive
(VRI) program. Assuming that a similar percentage of eligible employees accept the VRI as accepted a similar offer in 1993 and that a total of 3,000 positions are eliminated, it is estimated that the VRI and severance programs will cost approximately $280 million. In addition, depending on the impact of the reductions on the Company's pension and other postretirement benefit plans, the Company may have to recognize an additional cost of up to approximately $50 million. The ultimate cost will vary depending on the actual mix of benefits taken and number of positions eliminated.

Substantially all of the cost of the workforce reduction will be expensed in the fourth quarter of 1994, when the VRI acceptance period ends and the specifics of the severance program are known. The Company does not plan to seek rate recovery for the cost of the workforce reduction as it did with the 1993 program.

NOTE 2:  COMPETITION AND REGULATION
- -----------------------------------

Competitive and regulatory changes in the Company's gas and electric businesses are occurring at an ever-increasing rate. These changes will impact the way the Company conducts its business and may affect recovery of certain assets.

Electric Industry Restructuring:
- -------------------------------
In April 1994, the California Public Utilities Commission (CPUC) issued an order instituting a rulemaking and an investigation (OIR/OII) on electric industry restructuring. The proposal, which is subject to comment and modification, involves two major changes in electric industry regulation. The first would move electric utilities from traditional ratemaking to performance-based ratemaking. The second would unbundle electric services and provide electric utility retail customers the option to choose from a range of electric generation providers, including utilities (direct access). Direct access would be phased in over a six-year period from 1996 to 2002. Utilities would still be obligated to provide transmission and distribution services to all customers. To ensure an orderly transition that maintains the financial integrity of the utilities, the CPUC proposed that stranded costs of utility generating assets be recovered through a "competition transition charge." However, the OIR/OII did not specify which costs might be recovered through such a transition charge nor how such a charge would be allocated to and collected from customers.

In June 1994, the Company filed its initial comments on the CPUC's proposal. The Company's response proposed an implementation schedule for direct access beginning in 1996, with direct access service available to all customers by 2008. If the Company's proposed implementation schedule is adopted, it will request recovery of certain incurred and committed costs through the transition charge, but will not request recovery of transition costs associated with its electric generation facilities. For direct access customers, the Company proposed that it be given the pricing flexibility to compete and sell unbundled electric power while assuming the market risk of competitive pricing. The Company indicated that its proposed schedule, coupled with pricing flexibility, will permit the Company sufficient time to reduce its generation costs and recover its investment in Diablo Canyon. In connection with its proposal, the Company indicated that it would consider increasing Diablo Canyon's depreciation expense to reflect a decrease in the plant's economic useful life.

Other California utilities and interested parties have also filed comments on the CPUC proposal and have made proposals of their own. The CPUC is expected to adopt a policy statement by the end of the first quarter of 1995. However, this policy statement will be subject to hearings and state legislative review before it can be implemented by the CPUC. (See Changing Competitive and Regulatory Environment in Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition for further discussion.)

Financial Impact of the Electric Industry Restructuring Proposal:
Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.8 billion of regulatory assets, including balancing accounts, as of September 30, 1994.

In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Company's utility operations, whether resulting from the expanding effects of competition or specific regulatory actions, the impact could cause the Company to write off applicable portions of its regulatory assets, which could have a significant adverse impact on the Company's financial position or results of operations.

If the OIR/OII is adopted or the Company determines that future electric generation rates will no longer be based on cost-of-service, the Company will discontinue application of SFAS No. 71 for the electric generation portion of the Company's operations. The Company is evaluating the current regulatory and competitive environment to determine whether and when such a discontinuance would be appropriate. If such discontinuance should occur, the Company would write off all applicable generation-related regulatory assets to the extent that transition cost recovery is not assured. The regulatory assets attributable to electric generation, excluding balancing accounts, are estimated to be $1.4 billion at September 30, 1994. This amount is based on the Company's current allocation of these assets to the electric generation portion of the Company's operations; the actual amount could vary depending on the allocation methods ultimately used. The CPUC's OIR/OII could also impact the Company's recovery of its costs and investments in other electric utility assets and the Diablo Canyon rate case settlement. (See the Rate Matters section of Management's Discussion and Analysis for further discussion.)

The final determination of the financial impact will depend on the form of regulation, including transition mechanisms, if any, ultimately adopted by the CPUC. Currently, the Company is unable to predict the ultimate outcome of the electric industry restructuring or predict whether such outcome will have significant impact on its financial position or results of operations.

The Company has been advised by its independent public accountants that, if this matter has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1994, their auditors' report on those financial statements will include an explanatory paragraph relating to this contingency.

Energy Cost Adjustment Clause (ECAC):
- ------------------------------------
In accordance with mechanisms established by the CPUC, the Company accumulates the differences between actual costs of generating electricity and the revenues designed to recover such costs. To the extent costs exceed revenues, the undercollection accumulates in the ECAC balancing account. Over the past few years, the Company has experienced a significant increase in the level of balancing account undercollection related to its electric energy costs. The increase primarily results from Diablo Canyon's generation exceeding that forecasted in the annual ECAC proceeding, increased fuel costs, the use of higher-cost energy sources to compensate for less than normal hydro conditions and the deferred recovery of undercollected balances. As of September 30, 1994, the ECAC balancing account undercollection was approximately $730 million.

Absent significant electric rate increases, recovery of the ECAC undercollection would be dependent upon achieving extensive cost reductions. In 1993 and 1994, the Company elected to defer, without interest, recovery of the undercollection until such time as it could implement sufficient cost reductions to facilitate recovery without significantly increasing rates.

The ability of the Company to recover the ECAC balancing account undercollection has been limited as a result of the Company's freeze on retail electric rates. The Company kept retail electric rates flat in 1994, and proposes to freeze such rates in 1995, and has a five-year goal of reducing its system-wide average electric rates. The Company is pursuing various options to recover the ECAC undercollection in a reasonable period of time. In the event that none of these options result in the recovery of the ECAC undercollection, the Company will have to write off some or all of the ECAC undercollection.



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

The decision on the Company's Canadian gas procurement activities found that the Company could have saved its customers money if it had bargained more aggressively with its then-existing Canadian suppliers or bought lower-priced gas from other Canadian sources. The CPUC concluded that it was appropriate for the Company to take up to 700 million cubic feet per day of gas (approximately 70 percent of daily customer gas demand) at the actual price charged under its then-existing Canadian gas supply contracts, but that the Company could have met the remainder of its daily demand with lower-priced gas, either under those same contracts or with purchases from other Canadian natural gas sources.

In its decision to disallow $8 million for gas inventory operations, the CPUC found the Company's gas inventory operations during 1988 through 1990 to be reasonable except that the Company should have withdrawn more gas from storage during December 1990 for use by the Company's electric department.

A number of other reasonableness issues related to the Company's gas procurement practices and supply operations for periods dating from 1988 to May 1994 are still under review by the CPUC. The DRA had recommended disallowances of $142 million and a penalty of $50 million and indicated that it was considering additional recommendations for these issues. The Company and the DRA have signed settlement agreements to resolve for $68 million substantially all of these recommended and potential disallowances, as well as the recommended penalty.

Significant issues covered by the agreements include (1) the Company's purchases of Canadian, Southwest and California gas from 1991 through May 1994; (2) the investigation by the DRA of Alberta and Southern Gas Co. Ltd (A&S), the Company's wholly owned gas purchasing subsidiary, and Alberta Natural Gas Company Ltd, a former affiliate of the Company, for the period 1988 through May 1994; (3) the effects of Canadian gas prices on amounts paid by the Company for Northwest power purchases for 1988 through 1992 and power from qualifying facilities and geothermal steam services for 1991 and 1992; (4) the Company's gas storage operations for 1991 and 1992; (5) the Company's Southwest gas purchases for 1988 through 1990; and (6) Canadian gas restructuring transition costs billed to PG&E.

Agreements with the DRA do not constitute a CPUC decision and are subject to modification by the CPUC in its final decisions.

Financial Impact of Reasonableness Proceedings: To date, the Company has accrued $171 million ($61 million in the fourth quarter of 1993 and approximately $90 and $20 million in the first and third quarters of 1994, respectively) for gas reasonableness matters discussed above. If the agreements between the Company and the DRA are adopted by the CPUC without modification, there will be no further financial impact relating to issues covered by the agreements. The Company believes that the ultimate resolution of any remaining reasonableness matters will not have a significant adverse impact on the Company's financial position or results of operations.

The Company intends to contest the CPUC's decision on the Canadian gas disallowance for 1988 through 1990, the cost of which has been fully accrued as part of the $171 million discussed above.

NOTE 4:  CONTINGENCIES
- ----------------------

Helms Pumped Storage Plant (Helms):
- ----------------------------------
The Company has signed a settlement with the DRA regarding the recovery of Helms costs not currently in rate base and prior-year revenue requirements related to these costs. The settlement provides for recovery of substantially all of the remaining net unrecovered costs (after adjustment for depreciation) and revenues, which totaled $104 million at September 30, 1994.

The settlement has been submitted to the CPUC for approval with a decision anticipated during the fourth quarter of 1994. If the settlement is adopted by the CPUC, it will not have a significant impact on the Company's financial position or results of operations.

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

The federal government has enacted laws that require all utilities with nuclear generating facilities to share in payment for claims resulting from a nuclear incident. The Price-Anderson Act limits industry liability for third-party claims resulting from any nuclear incident to $9 billion per incident. Coverage of the first $200 million is provided by a pool of commercial insurers. If a nuclear incident results in public liability claims in excess of $200 million, the Company may be assessed up to $159 million per incident, with payments in each year limited to a maximum of $20 million per incident.

Environmental Remediation:
- -------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. The Company may be required to pay for remedial action at sites where the Company has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA; federal Superfund law) or the California Hazardous Substance Account Act (California Superfund law). These sites include former manufactured gas plant sites and sites used by the Company for the storage or disposal of materials which may be determined to present a significant threat to human health or the environment because of an actual or potential release of hazardous substances. Under CERCLA, the Company's financial responsibilities may include remediation of hazardous wastes, even if the Company did not deposit those wastes on the site.

The overall costs of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. However, based on the information currently available, the Company has an accrued liability as of September 30, 1994, of $62 million for hazardous waste remediation costs. The ultimate amount of such costs may be significantly higher if, among other things, the Company is held responsible for cleanup at additional sites, other potentially responsible parties are not financially able to contribute to these costs, or further investigation indicates that the extent of contamination and affected natural resources or necessary remediation is greater than anticipated at sites for which the Company is responsible.

The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on its financial position or results of operations.



Legal Matters:
- -------------
Stanislaus Litigation: In August 1994, the federal district court in Fresno, California, granted the Company's motion to dismiss the federal and state antitrust claims and the state unfair practices claims against the Company and Pacific Gas Transmission Company
(PGT), a wholly owned subsidiary of the Company, by the County of Stanislaus, California, and a residential customer of the Company. The court also granted the plaintiffs' motion seeking class certification. The lawsuit was filed on behalf of the plaintiffs and purportedly as a class action on behalf of all natural gas customers of the Company during the period of February 1988 through October 1993, and alleged that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws resulting in increased prices of natural gas for PG&E's customers. Damages to the class members was estimated as potentially exceeding $800 million. The complaint indicated that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993.

In September 1994, the plaintiffs filed an amended complaint in which A&S has been added as a defendant. The amended complaint restates the claims in the original complaint and alleges that the defendants, through anticompetitive practices, precluded certain customers of the Company access to alternative sources of gas in Canada over the PGT pipeline. A new motion to dismiss was filed by the Company in early November 1994. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

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

The Company has reached an agreement with plaintiffs' counsel and over 90 percent of the identified plaintiffs pursuant to which those plaintiffs' actions will be submitted to binding arbitration for resolution of issues concerning the cause and extent of any damages suffered by plaintiffs as a result of the alleged chromium contamination. Under the terms of the agreement, the Company will pay an aggregate amount of no more than $400 million in settlement of such plaintiffs' claims, including $50 million paid to escrow to date. In turn, those plaintiffs, and their attorneys, agree to indemnify the Company against any additional losses the Company may incur with respect to related claims pursued by the identified plaintiffs who do not agree to this settlement or by other third parties who may be sued by the plaintiffs in connection with the alleged chromium contamination.

As of September 30, 1994, the Company has a remaining reserve of $50 million against any future potential liability in this case.

Although the Company is not able to estimate the amount of loss it will ultimately incur in connection with this matter, the ultimate outcome of this matter could have a significant adverse impact on the Company's results of operations. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

County Franchise Fees Litigation: In March 1994, Santa Clara and Alameda counties filed a class action suit against the Company on behalf of themselves and 45 other counties in the Company's service area. This lawsuit alleges that the Company underpaid franchise fees to the counties for the right to use or occupy public streets or roads as a result of incorrectly computing these payments. Should the counties prevail, the amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $129 million, including interest, as of September 30, 1994. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

City Franchise Fees Litigation: In May 1994, the City of Santa Cruz filed a class action suit against the Company on behalf of itself and 106 other cities in the Company's service area. The complaint alleges that the Company has underpaid electric franchise fees to the cities by improperly calculating fees at different rates from other cities. Should the cities prevail, the amount of damages for alleged underpayments for the years 1987 through 1993 could be as high as $119 million, including interest, as of September 30, 1994. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.


Item 2.   Management's Discussion and Analysis of Consolidated
	  ----------------------------------------------------
	  Results of Operations and Financial Condition
	  ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have three types of operations: utility, Diablo Canyon Nuclear Power Plant (Diablo Canyon) and nonregulated through PG&E Enterprises (Enterprises). For the three and nine months ended September 30, 1994 and 1993, selected financial information for the three types of operations is shown below:

- ----------------------------------------------------------------------------------------------------

					  Utility    Diablo Canyon    Enterprises              Total
(in millions, except               --------------    -------------   ------------     --------------
per share amounts)                  1994     1993     1994    1993    1994   1993      1994     1993
- ----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30

Operating revenues
  Electric                       $ 1,759  $ 1,763   $  597  $  581   $   -  $   -   $ 2,356  $ 2,344
  Gas                                446      540        -       -      53     63       499      603
				 -------  -------   ------  ------   -----  -----   -------  -------
    Total operating revenues       2,205    2,303      597     581      53     63     2,855    2,947
Operating expenses                 1,861    1,993      357     371      52     57     2,270    2,421
				 -------  -------   ------  ------   -----  -----   -------  -------
Operating income                 $   344  $   310   $  240  $  210   $   1  $   6   $   585  $   526
				 =======  =======   ======  ======   =====  =====   =======  =======
Net income                       $   206  $   197   $  203  $  154   $  17  $   5   $   426  $   356

Earnings per common share        $   .46  $   .43   $  .46  $  .35   $ .04  $ .01   $   .96  $   .79


NINE MONTHS ENDED
SEPTEMBER 30

Operating revenues
  Electric                       $ 4,646  $ 4,478   $1,430  $1,418   $   -  $   -   $ 6,076  $ 5,896
  Gas                              1,573    1,794        -       -     160    185     1,733    1,979
				 -------  -------   ------  ------   -----  -----   -------  -------
    Total operating revenues       6,219    6,272    1,430   1,418     160    185     7,809    7,875
Operating expenses                 5,311    5,440      939     925     164    176     6,414    6,541
				 -------  -------   ------  ------   -----  -----   -------  -------
Operating income (loss)          $   908  $   832   $  491  $  493   $  (4) $   9   $ 1,395  $ 1,334
				 =======  =======   ======  ======   =====  =====   =======  =======
Net income                       $   521  $   496   $  379  $  339   $   4  $  22   $   904  $   857

Earnings per common share        $  1.14  $  1.07   $  .85  $  .76   $ .01  $ .05   $  2.00  $  1.88

Total assets at September 30     $20,329  $20,139   $6,091  $6,287   $1,503 $1,019  $27,923  $27,445

- ----------------------------------------------------------------------------------------------------

Earnings Per Common Share:
- -------------------------
The Company's earnings per common share for the three months ended September 30, 1994, were higher than for the comparable period of 1993, reflecting an increase in Diablo Canyon earnings per share primarily due to the annual increase in the price per kilowatthour (kWh) as provided in the Diablo Canyon rate case settlement, partially offset by a greater number of scheduled refueling days in the current quarter. The results for the third quarter of 1993 reflected one-time charges related to the Company's 1993 workforce reduction program, restructuring of Canadian natural gas contracts and an increase in the federal income tax rate.

The Company's earnings per common share for the nine months ended September 30, 1994, were higher than for the comparable period of 1993 reflecting lower costs resulting from the Company's 1993 workforce reduction program and an increase in Diablo Canyon earnings per share. The increase in Diablo Canyon earnings per share was primarily due to the annual increase in the price per kWh as provided in the Diablo Canyon rate case settlement, offset by a greater number of unscheduled outage and refueling days in 1994, compared to the same period of 1993. These favorable variances were partially offset by higher expenses in 1994 related to gas matters and an increase in litigation reserves.
The results for 1993 reflected one-time charges related to the Company's 1993 workforce reduction program, restructuring of Canadian natural gas contracts and an increase in the federal income tax rate.

Since the Diablo Canyon rate case settlement in 1988, Diablo Canyon has made an increasing contribution to the Company's total earnings per share. For the year ended December 31, 1993, Diablo Canyon contributed $1.11 to the total earnings per share of $2.33 (48 percent). In the nine-month period ended September 30, 1994, Diablo Canyon earned $.85 per share or 43 percent of the total earnings per share of $2.00.

As discussed below, the Division of Ratepayer Advocates (DRA), a consumer advocacy branch of the California Public Utilities Commission
(CPUC) staff, has filed a petition which seeks to modify the Diablo Canyon pricing methodology and freeze the current price for Diablo Canyon. An Administrative Law Judge (ALJ) of the CPUC has set a hearing on the matter in December, 1994. In addition, the Company has a five-year goal of reducing its system-wide average electric rates and also, as discussed below, there are a number of proposals to restructure the electric industry. These factors and increasing competition will impact the Company's ability to charge rates which will permit full recovery of Diablo Canyon revenues as provided in the settlement.

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

At this time, the Company is unable to determine the impact, if any, the restructuring of the electric industry will have on the Company's ability to increase its dividends in the future. The ultimate impact will depend on the final form of the restructuring when it is implemented.

Operating Revenues:
- ------------------
Electric revenues for the three months ended September 30, 1994, increased compared with the same period of 1993, mostly due to increased revenues from Diablo Canyon resulting primarily from the annual increase in the price per kWh as provided in the Diablo Canyon rate case settlement. Electric revenue for the nine months ended September 30, 1994, increased compared with the same period of 1993, substantially all due to an increase in revenues related to higher electric energy costs in 1994.

Gas revenues for the three and nine months ended September 30, 1994, decreased compared with the same periods of 1993, primarily due to a decrease in revenues received from noncore customers. Beginning in the latter half of 1993, the implementation of regulatory changes allowed many of the Company's noncore customers to arrange for the purchase of their own gas supplies, with the Company providing only transportation service for these noncore customers.

Operating Expenses:
- ------------------
The decreases in operating expenses for the three and nine months ended September 30, 1994, compared with the same periods of 1993, were due to expenses incurred in 1993 related to the Company's 1993 workforce reduction program and a decrease in the cost of gas due to the Company no longer procuring gas for noncore customers, as discussed above. Additionally, income taxes were lower for the three months ended September 30, 1994, as a result of the comparable 1993 period reflecting a one-time adjustment to income taxes due to the increase in the federal income tax rate. These decreases were offset by an increase in the cost of electric energy as a result of less favorable hydroelectric conditions. This increase in the cost of electric energy also reflects an increase in the cost per kWh of purchased power, a rate refund made by the Company for purchased power and an increase in the volume of gas used to provide electric energy. Additionally, the increase in electric energy costs for the nine months ended September 30, 1994, is partially due to a credit for purchased power received by the Company during the comparable period of 1993.

Diablo Canyon:
- -------------
The Diablo Canyon plant capacity factors for the nine months ended September 30, 1994 and 1993, were 83 percent and 87 percent, respectively, reflecting the scheduled refueling outages for both units in 1994 and for Unit 2 in 1993. The 1994 scheduled refueling outage for Unit 2 began on September 24, 1994 and was completed on October 28, 1994. The 1994 capacity factors were also impacted by approximately 24 days of extended unscheduled outages during the nine months ended September 30, 1994, due to two minor nonnuclear problems. There were no extended unscheduled outages during the nine months ended September 30, 1993. Through September 30, 1994, the lifetime capacity factor for the plant was 80 percent. The Diablo Canyon rate case settlement bases revenues primarily on the amount of electricity generated by the plant, rather than on traditional cost-based ratemaking. Each Diablo Canyon unit will contribute approximately $3.1 million in revenues per day at full operating power in 1994. (See the Earnings Per Common Share section for further discussion of Diablo Canyon's contributions to earnings.)

1994 Workforce Reduction:
- ------------------------
In August 1994, the Company announced a workforce reduction. The gross annual labor savings from this reduction are projected to be between $150 million and $185 million.

The majority of the proposed job reductions are expected to occur by the first quarter of 1995 through a voluntary retirement incentive
(VRI) program. Assuming that a similar percentage of eligible employees accept the VRI as accepted a similar offer in 1993 and that a total of 3,000 positions are eliminated, it is estimated that the VRI and severance programs will cost approximately $280 million. In addition, depending on the impact of the reductions on the Company's pension and other postretirement benefit plans, the Company may have to recognize an additional cost of up to approximately $50 million. The ultimate cost will vary depending on the actual mix of benefits taken and number of positions eliminated.

Substantially all of the cost of the workforce reduction will be expensed in the fourth quarter of 1994, when the VRI acceptance period ends and the specifics of the severance program are known. The Company does not plan to seek rate recovery for the cost of the workforce reduction as it did with the 1993 program.

Proposed Accounting Standard:
- ----------------------------
The Financial Accounting Standards Board (FASB) has proposed a new accounting standard, "Accounting for the Impairment of Long-Lived Assets," which is scheduled to be issued by the end of 1994. The Company would be required to adopt the new standard beginning January 1, 1995, but may elect to adopt earlier.

If issued by the FASB as proposed, the new standard would require, among other things, that regulatory assets recorded as a result of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," continue to be probable of recovery in rates at all times, rather than only at the time the regulatory asset was recorded. The financial impact of the adoption of the new standard is discussed below in Changing Competitive and Regulatory Environment.

In addition, the new standard as proposed will require the Company to evaluate impairment of its investment in proved oil and gas properties and related equipment and facilities using the same groupings of those costs as is used to amortize them. The impact of adopting the standard on the Company's oil and gas operations is discussed in the Sales and Acquisition section.

Changing Competitive and Regulatory Environment:
- -----------------------------------------------
Competitive and regulatory changes in the Company's gas and electric businesses are occurring at an ever-increasing rate. In particular, there is increasing pressure on the Company to provide its largest electric and gas customers with lower prices. In April 1994, the CPUC issued a proposal on electric industry restructuring which seeks to put downward pressure on prices, and enhance California's competitiveness by changing from traditional cost-based ratemaking to performance-based ratemaking, unbundling electric service and phasing-in direct access over a six-year period beginning in 1996. The Company has filed a response to the CPUC proposal and made several proposals to modify regulatory processes and to provide additional pricing flexibility to those customers with the most competitive options. These proposals are discussed below under the CPUC Electric Industry Restructuring Proposal, Regulatory Reform Initiative (RRI) and Long-Term Noncore Gas Transportation Prices sections.

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

The CPUC's proposal, which is subject to comment and modification, involves two major changes in electric industry regulation. The first would move electric utilities from traditional rate cases to performance-based ratemaking (PBR) in order to provide stronger incentives for efficient utility operations, management and investment. The CPUC indicated that the ongoing energy utility PBR application proceedings, including the Company's RRI, would be used to develop programs which may vary in detail among the utilities.

The second major change proposed in the OIR/OII would unbundle electric services and require the phase-in of direct access by electric utility retail customers to a range of electric generation providers, including utilities, over a six-year period from 1996 to 2002. Utilities serving a given territory would still be obligated to provide transmission and distribution services on a nondiscriminatory basis to customers choosing direct access service from another provider. This concept is commonly referred to as retail wheeling. Coinciding with these changes, the CPUC foresees development of a competitive spot market for electric generation and an increasing need for inter-regional coordination of the electric grid. Existing resource planning and procurement approaches would be abolished. In addition, the Electric Revenue Adjustment Mechanism (ERAM) and other balancing account mechanisms would be discontinued for direct access customers.

To ensure an orderly transition that maintains the financial integrity of the utilities, the CPUC proposed that stranded costs of utility generating assets be recovered through a "competition transition charge." However, the OIR/OII did not specify which costs might be recovered through such a transition charge nor how such charge would be allocated to and collected from customers. The Diablo Canyon rate case settlement was not specifically addressed in the OIR/OII.

In June 1994, the Company filed its initial comments on the CPUC's proposal. The Company's response proposed an implementation schedule for direct access beginning in 1996, with direct access service available to all customers by 2008. If the Company's proposed implementation schedule is adopted, it will request recovery of certain incurred and committed costs through the transition charge, but will not request recovery of transition costs associated with its electric generation facilities. For direct access customers, the Company proposed that it be given the pricing flexibility to compete and sell unbundled electric power while assuming the market risk of competitive pricing. The Company indicated that its proposed schedule, coupled with pricing flexibility, will permit the Company sufficient time to reduce its generation costs and recover its investment in Diablo Canyon. In connection with its proposal, the Company indicated that it would consider increasing Diablo Canyon's depreciation expense to reflect a decrease in the plant's economic useful life.

The other California utilities and other interested parties are also filing responses to the OIR/OII. The CPUC is expected to adopt a policy statement by the end of the first quarter of 1995. However, this policy statement will be subject to hearings and state legislative review before it can be implemented by the CPUC.

RRI: In March 1994, the Company filed an application with the CPUC requesting that it adopt the Company's proposed RRI and approve 1995 electric and gas base revenue requirements. While the guiding principles behind the Company's RRI proposal are not affected by the OIR/OII, many of the specifics would change. Once the details of the CPUC's electric industry restructuring plan are definitive enough to allow it, the Company proposes to revise its RRI filing to reflect direct access, which could be effective January 1, 1996.

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

Under the Company's PBR proposal, electric and natural gas base revenues would be determined annually by formula rather than through General Rate Cases (GRCs), Attrition Rate Adjustments (ARAs) and Cost of Capital proceedings. Base revenues are intended to recover the Company's nonfuel costs and provide a return on invested capital.

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

The Company's proposed PBR mechanism would determine the base revenues by multiplying the base revenues authorized for the prior year by an index consisting of inflation plus customer growth less a productivity factor. Those revenues would be adjusted up or down depending on the Company's achievement of certain performance standards. Under PBR, the Company could also apply for an adjustment to base revenues due to the occurrence of certain extraordinary events outside the Company's control.

The PBR proposal provides for the sharing between ratepayers and shareholders of earnings above or below a target utility return on equity (ROE) that would be computed annually. The Company has proposed that PBR base revenue indexing begin in 1997.

Specific proposals regarding a gas procurement mechanism were not included in the Company's March 1994 filing. However, the Company and the DRA have agreed on a gas procurement incentive mechanism for core procurement purchases as a substitute for reasonableness reviews for certain costs incurred after June 1, 1994. In general, this mechanism would measure the Company's gas procurement costs against market benchmarks and would provide for the sharing of costs or cost savings between ratepayers and shareholders should those costs be above or below a range determined to be reasonable. The Company expects to file an application with the CPUC seeking approval of this mechanism in the fourth quarter of 1994.

Long-Term Noncore Gas Transportation Prices: In June 1994, the Company filed a petition with the CPUC requesting authorization to implement the optional long-term competitive noncore gas transportation prices which would be offered to the Company's largest gas transport customers under a ten-year service agreement. In September, the CPUC approved the petition subject to certain restrictive conditions that were not part of the Company's original proposal. In October, the Company filed an application for rehearing challenging the constitutionality of those conditions and indicated that it intends to decline to implement the proposed prices if the CPUC continues to insist on its proposed conditions as a basis of approval. If the Company cannot obtain CPUC approval on its original proposal, it is unlikely that it will proceed to offer these long-term noncore gas transportation prices.

Financial Impact of the Changing Competitive and Regulatory
Environment: Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71. As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.8 billion of regulatory assets, including balancing accounts, as of September 30, 1994.

In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Company's utility operations, whether resulting from the expanding effects of competition or specific regulatory actions, the impact could cause the Company to write off applicable portions of its regulatory assets, which could have a significant adverse impact on the Company's financial position or results of operations.

If the OIR/OII is adopted as proposed or the Company determines that future electric generation rates will no longer be based on cost-of-service, the Company will discontinue application of SFAS No. 71 for the electric generation portion of the Company's operations. The Company is evaluating the current regulatory and competitive environment to determine whether and when such a discontinuation would be appropriate. If such discontinuance should occur, the Company would write off all applicable generation-related regulatory assets to the extent that transition cost recovery is not assured. The regulatory assets attributable to electric generation, excluding balancing accounts, were estimated to be $1.4 billion at September 30, 1994. This amount is based on the Company's current allocation of these assets to the electric generation portion of the Company's operations; the actual amount could vary depending on the allocation methods ultimately used. The CPUC's OIR/OII could also impact the Company's recovery of its costs and investments in other electric utility assets and the Diablo Canyon rate case settlement.

As discussed above in the Proposed Accounting Standard section, the FASB may adopt a new accounting standard related to the impairment of long-lived assets. If adopted as proposed, some or all of the regulatory assets discussed above may not meet the new probable of recovery standard due to the uncertain recovery period raised by the transition to direct access proposed by the OIR/OII.

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

The final determination of the financial impact will depend on the form of regulation, including transition mechanisms, if any, ultimately adopted by the CPUC. Currently, the Company is unable to predict the ultimate outcome of the electric industry restructuring or predict whether such outcome will have a significant impact on its financial position or results of operations.

Rate Matters:
- ------------
In addition to the OIR/OII, the RRI and the Long-Term Noncore Gas
Transportation Prices proposals discussed above, the following are other rate-related matters.

1995 Electric Rate Stabilization/ARA: In August 1994, the Company announced that it will extend its freeze on retail electric rates through the end of 1995. The electric rate freeze extension is dependent upon the CPUC's adoption of certain rate changes requested by the Company for 1995. As previously disclosed, in April 1993, the Company had adopted a freeze on retail electric rates through the end of 1994. The Company also will continue its annual $70 million economic stimulus rate reduction through 1995 for its largest business customers. The reduction, begun in July 1993, was developed to help attract and retain major employers in Northern and Central California. The electric rate freeze extension and the continuation of the economic stimulus rate represent further steps in the Company's efforts to improve its ability to succeed in the face of greater competition.

The Company also announced that when it files its 1996 GRC later this year, it will not seek an increase in 1996 electric base revenues from 1994 levels attributable to its expenses other than fuel, purchased power and Diablo Canyon costs. In addition, the Company has a five-year goal of reducing its system-wide average electric rates.

In September 1994, the Company filed its ARA request for electric rates effective January 1, 1995. In order to implement its electric rate freeze in 1995, the Company proposes to forgo the electric rate increase of approximately $170 million that otherwise would occur on January 1, 1995, as authorized in the Company's 1993 GRC. In addition, the Company proposes a decrease in base revenues equal to the increase in revenues the CPUC approves in the Company's 1995 Cost of Capital, ECAC, and the Helms Pumped Storage Project (Helms) proceedings, such that electric rates will not increase through the end of 1995. The CPUC could approve up to an estimated combined net electric revenue requirement increase of $289 million in the Company's 1995 Cost of Capital and ECAC proceedings and an additional $12 million related to the Helms settlement.

As part of the electric rate freeze plan, the Company requested by a separate filing, reductions of approximately $100 million in authorized funding levels for 1995 electric customer energy efficiency (CEE) programs and $17 million for electric research development and demonstration (R&D) programs. However, the Company did not request that the ARA filing and implementation of the electric rate freeze be contingent upon the $117 million reduction in authorized funding levels for those programs. If the CPUC grants the request, then the CEE and R&D reductions would be part of, not in addition to, the ARA decreases requested.

To the extent that the CPUC does not adopt the reduced CEE and R&D authorized funding level or other cost reductions are not achieved, there may be a negative impact on the Company's 1995 or 1996 results of operations.

ECAC: In accordance with mechanisms established by the CPUC, the Company accumulates the differences between actual costs of generating electricity and the revenue designed to recover such costs. To the extent costs exceed revenues, the undercollection accumulates in the ECAC balancing account. Over the past few years, the Company has experienced a significant increase in the level of balancing account undercollection related to its electric energy costs. The increase primarily results from Diablo Canyon's generation exceeding that forecasted in the annual ECAC proceeding, increased fuel costs, the use of higher-cost energy sources to compensate for less than normal hydro conditions and the deferred recovery of undercollected balances.

Under the Company's 1995 electric rate freeze proposal, rate changes adopted in the current ECAC proceeding and other electric proceedings would be offset by reductions in the Company's base revenues. Although the Company's proposal limits the requested recovery of the projected December 31, 1994, ECAC undercollection by deferring recovery of $469 million beyond 1995, it does include collection of $238 million of the undercollection. The filing also proposes to forgo collection of interest on the ECAC deferral. As of September 30, 1994, the ECAC balancing account undercollection was approximately $730 million.

In August 1994, the Company and the DRA submitted a joint recommendation that included the Company's electric rate freeze proposal discussed above and resolved most issues between the two parties in the current ECAC proceeding. A proposed decision in this proceeding is expected in December 1994.

Absent significant electric rate increases, recovery of the ECAC undercollection would be dependent upon achieving extensive cost reductions. In 1993 and 1994, the Company elected to defer, without interest, recovery of the undercollection until such time as it could implement sufficient cost reductions to facilitate recovery without significantly increasing rates.

The ability of the Company to recover the ECAC balancing account undercollection has been limited as a result of the Company's freeze on retail electric rates. As previously indicated, the Company kept retail electric rates flat in 1994, proposes to freeze such rates in 1995, and has a five-year goal of reducing its system-wide average electric rates. The Company is pursuing various options to recover the ECAC undercollection in a reasonable period of time. In the event that none of these options result in the recovery of the ECAC undercollection, the Company will have to write off some or all of the ECAC undercollection.

Diablo Canyon Rate Case Settlement: In August 1994, the DRA filed a petition which seeks to modify the CPUC's 1993 order refusing to reconsider the Diablo Canyon rate case settlement. The DRA requests that the CPUC modify its earlier decision for the purpose of reopening the settlement to consider modification of the payment methodology included in the settlement. In addition, the DRA recommends that the price paid for electricity generated by Diablo Canyon be frozen at the 1994 price level of 11.89 cents per kilowatthour (kWh) which would result in approximately $35 million reduction in the Company's 1995 revenue requirement request. The pricing formula set forth in the settlement provides that the price paid for Diablo Canyon generation in 1995 be increased to approximately 12.1 cents per kWh. The DRA requested expedited consideration by the CPUC of its petition.

In October 1994, an ALJ of the CPUC issued a ruling on the DRA's petition. In his ruling, the ALJ indicated that he considers the DRA's petition for modification as a motion (1) to set a hearing to modify the pricing methodology included in the settlement and (2) to freeze Diablo Canyon prices pending such a hearing. The ALJ rejected the Company's assertion that since the DRA is a party to the settlement it is barred from unilaterally recommending changes in the settlement and cited regulatory authority recognizing the CPUC's ability to amend any decision made by it. However, the ALJ indicated an unwillingness to set a hearing on a case of such potential magnitude without additional evidence on the issues. Accordingly, the ALJ's ruling sets for December 1994, a hearing on the DRA's motion to set a hearing to modify the Diablo Canyon pricing methodology and to freeze Diablo Canyon prices pending such a hearing. The Company is evaluating various alternatives in response to this development.

As a result of the Diablo Canyon rate case settlement and plant performance, Diablo Canyon has provided an increasing percentage of the Company's operating income. Either action of the CPUC in this proceeding or restructuring of the electric industry may cause a decline in the operating income generated by Diablo Canyon and/or the results of operations of the Company.

BCAP: In July 1994, the CPUC approved the Company's request for an increase of $162 million (9.3 percent) in core (residential and smaller commercial customers) gas rates effective July 15, 1994. During the first half of the current BCAP period (November 1992-October 1993), actual gas costs were higher than the forecasted costs used to adopt rates and actual gas sales were less than expected, leading to unrecovered gas and related fixed costs.

In November 1994, the Company filed an application with the CPUC in its 1995 BCAP requesting a gas rate increase of approximately $173 million annually for the two-year test period beginning October 1, 1995, and ending September 30, 1997. The Company's request reflects a $53 million annual increase in procurement revenues and a $120 million annual increase in transportation revenues. If the Company's request is adopted, rates would be effective September 15, 1995. A final CPUC decision is expected in the third quarter of 1995.

Cost of Capital: In May 1994, the Company filed an application with the CPUC in the 1995 Cost of Capital proceeding requesting the following:

			     Utility
			     Capital                    Weighted
			    Structure   Cost/Return   Cost/Return

Common equity                 48.00%       12.50%        6.00%
Preferred stock                5.50         8.12          .45
Long-term debt                46.50         7.53         3.50
			      -----        -----         ----
Total requested return
on average utility
rate base                                                9.95%
							 ====

The requested return on common equity and common equity ratio is an increase from the 11.00 percent and 47.50 percent, respectively, authorized in 1994. These increases reflect higher interest rates and increased regulatory and competitive risks. An additional 75 basis points was included in the Company's requested return on common equity in order to address, in particular, the added risks associated with the CPUC's proposed OIR/OII on electric industry restructuring. The Company's request would result in annual revenue requirement increases of $131 million for electric rates and $41 million for gas rates, effective January 1, 1995.

In October 1994, the assigned ALJ issued a proposed decision in the Company's 1995 Cost of Capital proceeding recommending a return on common equity of 11.70 percent. Of the recommended return of 11.70 percent, .10 percent is intended to serve as compensation to investors for the nondiversifiable risks associated with the timing of the OIR/OII. The proposed decision authorizes a utility capital structure of 48.00 percent common equity, 5.50 percent preferred stock and 46.50 percent long-term debt. When combined with the authorized costs of debt and preferred stock, the 11.70 percent return on common equity results in an overall return on utility rate base of 9.60 percent for 1995, compared with the 9.21 percent authorized for 1994. If adopted, the proposed decision would increase revenue requirements by approximately $70 million for electric rates and $22 million for gas rates, effective January 1, 1995. However, consistent with the Company's current electric rate freeze, the Company has proposed that any electric revenue increase authorized in this proceeding be offset by a decrease in base revenues, such that electric rates would not increase through the end of 1995. A final CPUC decision is expected in the fourth quarter of 1994.

1996 GRC: Although the Company's RRI filing and the CPUC's OIR/OII on electric industry restructuring may eliminate the need for hearings on the 1996 GRC, the Company is continuing its preparation of the 1996 GRC with the expectation that the RRI and OIR/OII will run concurrently with its 1996 GRC.

The Company intends to file its 1996 GRC application before the end of 1994, for rates effective January 1, 1996. As currently contemplated, there would be no increase in 1996 electric base revenues from 1994 levels attributable to expenses other than fuel, purchased power and Diablo Canyon costs, and a minimal decrease from current gas base revenues.

Reasonableness Proceedings:
- --------------------------
The CPUC reviews the reasonableness of the Company's energy costs on an annual basis. As part of this review, recommendations may be made by the DRA as well as intervenors. An ALJ of the CPUC will review testimony and issue a proposed decision. The CPUC can accept all, part or none of the recommendations or the ALJ's proposed decision in its final decision.

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

As discussed in Note 3 of Notes to Consolidated Financial Statements, a number of reasonableness issues are still under review by the CPUC.
The DRA had recommended disallowances of $142 million and a penalty of $50 million and indicated that it was considering additional recommendations for these issues. The Company and the DRA have signed settlement agreements to resolve for $68 million substantially all of these recommended and potential disallowances, as well as the recommended penalty.

To date, the Company has accrued $171 million ($61 million in the fourth quarter of 1993 and approximately $90 and $20 million in the first and third quarters of 1994, respectively) for gas reasonableness matters. If the agreements between the Company and DRA are adopted by the CPUC without modification, there will be no further financial impact relating to issues covered by the agreements. The Company believes that the ultimate resolution of any remaining reasonableness matters will not have a significant adverse impact on the Company's financial position or results of operations. As discussed above, the Company intends to contest the CPUC's decision on the Canadian gas disallowance for 1988 through 1990, the cost of which has been fully accrued as part of the $171 million.

Legal Matters:
- -------------
In the normal course of business, the Company is named as a party in a number of claims and litigation. Substantially all of these are litigated or settled with no significant impact on either the Company's results of operation or financial position.

There are several significant litigation cases which are discussed in
Note 4 of Notes to Consolidated Financial Statements. These cases include claims for personal injury and property damage, as well as punitive damages, allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, antitrust claims for damages as a result of purchasing natural gas in Canada by the Company's wholly owned subsidiary and two cases claiming that the Company underpaid franchise fees. The current status and the potential financial impact of these cases are also discussed in Note 4.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Sources of Capital:
- ------------------
The Company's capital requirements are funded from cash provided by operations, and to the extent necessary, external financing. The Company's capital structure provides financial flexibility and access to capital markets at reasonable rates, ensuring the Company's ability to meet all of its capital requirements.

In an effort to reduce financing costs, the Company continues to redeem or reacquire higher-cost securities and issue securities with lower dividend or interest rates. Proceeds from the issuance of securities are used for capital expenditures, refundings and other general corporate purposes.

Environmental Remediation:
- -------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Although the ultimate amount of costs that will be incurred by the Company in connection with its compliance and remediation activities is difficult to estimate due to uncertainty concerning the Company's responsibility and the extent of contamination, the complexity of environmental laws and regulations and the selection of compliance alternatives, the Company has an accrued liability as of September 30, 1994, of $62 million for hazardous waste remediation costs. (See further discussion of the accrued liability for hazardous waste remediation costs in Note 4 of Notes to Consolidated Financial Statements.)

Sales and Acquisition:
- ---------------------
Sales: In June 1994, PG&E Resources Company (Resources), a wholly owned indirect subsidiary of Enterprises, entered into multiple contracts to sell several of its oil and gas properties. In August 1994, Resources finalized the sales of those properties and recognized a $21 million pretax gain, resulting in a $2 million year-to-date net pretax gain.

In July 1994, the Company's board of directors approved a plan for the disposition in 1994 or early 1995 of Resources, if market conditions remain favorable. The disposition, if completed, is not anticipated to have a significant impact on the Company's financial position or results of operations.

As discussed above in the Proposed Accounting Standard section, the FASB may adopt a new standard related to the impairment of long-lived assets. If the standard is adopted as proposed, the result would be an impairment of the carrying value of the Company's investment in proved oil and gas properties of approximately $100 million.

Acquisition: In August 1994, Enterprises and Bechtel Enterprises completed their acquisition of J. Makowski Co., Inc. (JMC), a Boston-based company engaged in the development of natural gas-fueled power generation projects and natural gas distribution, supply and underground storage projects. The final purchase price was approximately $250 million. Enterprises' effective ownership share of JMC is approximately 78 percent.






PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings
	  -----------------

A.   Antitrust Litigation

As previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1994, in December 1993, the County of Stanislaus, California, and a residential customer of the Company, filed a complaint against the Company and Pacific Gas Transmission Company (PGT), a subsidiary of the Company, on behalf of themselves and purportedly as a class action on behalf of all natural gas customers of the Company during the period of February 1988 through October 1993. The complaint alleged that the purchase of natural gas in Canada was accomplished in violation of various antitrust laws which resulted in increased prices of natural gas for the Company's customers.

As reported in a Current Report on Form 8-K dated September 12, 1994, on August 25, 1994, the federal district court in Fresno, California issued a decision granting the Company's motion to dismiss the federal and state antitrust claims and the state unfair practices claims against the Company and PGT and granting plaintiffs' motion seeking class certification. In dismissing the antitrust claims, the Court determined that the prices the Company paid for Canadian gas had been filed with, reviewed and approved as reasonable by various federal and state regulatory authorities, and as a result, the plaintiffs were barred from claiming that those rates were too high. The Court also held that the California Public Utilities Commission's (CPUC) oversight of the Company's gas acquisition costs constitutes state action which immunizes the Company from a private antitrust lawsuit such as this one.

The plaintiffs were given 10 days to amend their complaint to state a new claim and on September 9, 1994 they filed an amended complaint with the Court. Alberta and Southern Gas Co. Ltd., the Company's wholly owned Canadian gas purchasing subsidiary, is added as a defendant in the amended complaint. In essence, the amended complaint restates the claims in the original complaint, and in addition alleges that the defendants, through anticompetitive practices, foreclosed access over the PGT pipeline to alternative sources of gas in Canada by certain customers of the Company. A new motion to dismiss was filed by the Company on November 7, 1994.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

B.   Hinkley Litigation

As previously reported in a Current Report on Form 8-K dated September 22, 1994, the Company has reached an agreement relating to a settlement of litigation filed in the San Bernadino Superior Court on behalf of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, as well as punitive damages.

The Company has reached an agreement with plaintiffs' counsel and over 90% of the identified plaintiffs pursuant to which those plaintiffs' actions will be submitted to binding arbitration for resolution of issues concerning the cause and extent of any damages suffered by those plaintiffs. Under the terms of the agreement, the Company will pay an aggregate amount of no more than $400 million in settlement of such plaintiffs' claims, including $50 million paid to escrow to date. In turn, those plaintiffs, and their attorneys, agree to indemnify the Company against any additional losses the Company may incur with respect to related claims pursued by the identified plaintiffs who do not agree to this settlement or by other third parties who may be sued by the identified plaintiffs in connection with the alleged chromium contamination. As of September 30, 1994, the Company has a remaining reserve of $50 million against any future potential liability in this case.

Although the Company is not able to estimate the amount of loss it will ultimately incur in connection with this matter, the ultimate outcome of this matter could have a significant adverse impact on the Company's results of operations. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

C.   Time-Of-Use Meter Litigation

As previously reported in the Company's Form 10-Q for the quarterly period ended June 30, 1994, in July 1994 five individuals filed a complaint in the Stanislaus County Superior Court against the Company on behalf of themselves and purportedly as a class action on behalf of all of the Company's customers, for "refund of unlawfully charged fees." The complaint alleges that the Company improperly failed to notify its customers of the most favorable rates available to each particular customer (focusing, in particular, on the "time-of-use" billing option) and seeks damages estimated to be in excess of $16 billion.

On August 11, 1994, the plaintiffs filed an amended complaint. The amended complaint broadens the alleged class to include customers of the Turlock Irrigation District (TID), which purchases power from the Company, on the theory that TID customers' rates have been affected by the Company's alleged failure to notify its customers of the best available rate. The amended complaint also adds a claim for $100 billion in "exemplary" damages, alleging that the Company's failure to properly advise customers of the "time-of-use" billing option and other rates was "wilful".

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

D.  Potter Valley Hydroelectric Project

In April 1994, the Federal Energy Regulatory Commission (FERC) issued an order (April Order) approving the design of a fish screen and bypass facility for the Company's Potter Valley Hydroelectric Project (Potter Valley). On September 7, 1994, the FERC issued a Compliance Order (Compliance Order) which indicated that the Company was in violation of the April Order and the FERC license to operate Potter Valley. The Compliance Order cited as the basis for such violation a letter sent by the Company to the FERC in May 1994, in which the Company indicated it was suspending plans to install the fish screen facility at Potter Valley. The Company subsequently commenced construction of the fish screen by September 27, 1994 as required by the Compliance Order. It is the Company's position that its actions did not violate the April Order or the FERC license to operate Potter Valley.

The FERC is authorized to impose fines of up to $10,000 per day for violations of FERC hydroelectric licenses or related orders. It is not known at present whether the FERC will impose a fine in connection with the violation cited in the Compliance Order or what the amount of any such fine might be.


Item 5.   Other Information
	  -----------------
Ratios of Earnings to Fixed Charges and Ratios of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

The Company's earnings to fixed charges ratio for the nine months ended September 30, 1994 was 4.08. The Company's earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 1994 was 3.57. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits 12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and 33-50707.


Item 6.   Exhibits and Reports on Form 8-K
	  ---------------------------------
(a)  Exhibits:

     Exhibit 11          Computation of Earnings Per Common Share

     Exhibit 12.1        Computation of Ratios of Earnings to
			 Fixed Charges

     Exhibit 12.2        Computation of Ratios of Earnings to
			 Combined Fixed Charges and Preferred
			 Stock Dividends

     Exhibit 27          Financial Data Schedule

(b) Reports on Form 8-K during the third quarter of 1994 and through the date hereof:

     1.   July 6, 1994
	  Item 5.  Other Events
	  A.   Restructuring of Gas Supply Arrangements -
	       Recovery of Interstate Transportation Demand
	       Charges
	  B.   Diablo Canyon Nuclear Power Plant - Nuclear Fuel
	       Supply and Disposal
	  C.   Acquisition by PG&E Enterprises/Bechtel Enterprise

     2.   July 25, 1994
	  Item 5. Other Events
	  A.   Performance Incentive Plan - Year-to-Date
	       Financial Results
	  B.   California Public Utilities Commission Proceedings
	       -  Electric Fuel and Sales Balancing Accounts -
		  ECAC/ERAM
	  C.   Diablo Canyon Nuclear Power Plant - Diablo Canyon
	       Rate Case Settlement

     3.   August 3, 1994
	  Item 5. Other Events
	  A.   California Public Utilities Commission Proceedings
	       -  1995 Electric Rate Stabilization

     4.   September 12, 1994
	  Item 5. Other Events
	  A.   1995 Electric Rate Stabilization/attrition Rate
	       Adjustment
	  B.   1994 Workforce Reduction
	  C.   Diablo Canyon Nuclear Power Plant - Diablo Canyon
	       Rate Case Settlement
	  D.   Antitrust Litigation

     5.   September 22, 1994
	  Item 5. Other Events
	  A.   Hinkley Litigation

     6.   October 13, 1994
	  Item 5. Other Events
	  A.   Helms Pumped Storage Plant - Proposed Settlement

     7.   October 21, 1994
	  Item 5. Other Events
	  A.   Diablo Canyon Nuclear Power Plant - Diablo Canyon
	       Rate Case Settlement
	  B.   Performance Incentive Plan - Year-to-Date
	       Financial Results

     8.   October 28, 1994
	  A.   California Public Utilities Commission Proceeding
	       -  1995 Cost of Capital Proceeding
	       -  Long-Term Noncore Gas Transportation Tariff


			       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			 PACIFIC GAS AND ELECTRIC COMPANY


			      GORDON R. SMITH
November 10, 1994        By______________________________
			      GORDON R. SMITH
			      Vice President and
			      Chief Financial Officer