Form 10-Q
period 1995-03-31
PACIFIC GAS & ELECTRIC CO
filed 1995-05-12
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ---------------------------------
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

          Yes     X                     No
               ---------                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                  Outstanding at April 28, 1995
     ---------------             ------------------------------
Common Stock, $5 par value               428,589,308 shares




                              Form 10-Q
                              ---------

                          TABLE OF CONTENTS
                          -----------------

PART I.   FINANCIAL INFORMATION                                  Page
- -------------------------------                                  ----

Item 1.   Consolidated Financial Statements and Notes
            Statement of Consolidated Income...................    1
            Consolidated Balance Sheet.........................    2
            Statement of Consolidated Cash Flows...............    4
            Note 1:  General
                       Basis of Presentation...................    5
                       Workforce Reductions....................    5
            Note 2:  Electric Industry Restructuring...........    6
            Note 3:  Gas Reasonableness Proceedings............    8
            Note 4:  Diablo Canyon.............................    9
            Note 5:  New Accounting Standard...................    9
            Note 6:  Contingencies
                       Nuclear Insurance.......................   10
                       Environmental Remediation...............   10
                       Legal Matters...........................   11
Item 2. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
            Competition and Changing Regulatory Environment....   14
            Results of Operations
              Earnings Per Common Share........................   16
              Common Stock Dividend............................   16
              Operating Revenues...............................   16
              Operating Expenses...............................   17
              Other Income and (Income Deductions).............   17
              Regulatory Matters...............................   17
              Nonregulated Operations..........................   19
            Liquidity and Capital Resources
              Sources of Capital...............................   20
              Risk Management..................................   20
              Investing and Financing Activity.................   20
              Environmental Remediation........................   21
              Legal Matters....................................   21
            Other Matters
              New Accounting Standard..........................   21
              Accounting for Decommissioning Expense...........   22

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.   Submission of Matters to a Vote of Security-Holders..   23
Item 5.   Other Information
            Open Access Tariffs for Wholesale Electric
              Transmission.....................................   24
            Management Changes.................................   24
            Ratios of Earnings to Fixed Charges and
              Ratios of Earnings to Combined Fixed Charges
              and Preferred Stock Dividends....................   25
Item 6.   Exhibits and Reports on Form 8-K.....................   25

SIGNATURE......................................................   27


                                 PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         ---------------------------------

                              PACIFIC GAS AND ELECTRIC COMPANY
                              STATEMENT OF CONSOLIDATED INCOME
                                        (unaudited)
- --------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
                                                                 ---------------------------
(in thousands, except per share amounts)                                1995            1994
- --------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                                          $1,696,244      $1,815,977
Gas                                                                  543,741         644,188
Other                                                                 67,366          54,106
                                                                  ----------      ----------
  Total operating revenues                                         2,307,351       2,514,271
                                                                  ----------      ----------

OPERATING EXPENSES
Cost of electric energy                                              438,845         591,152
Cost of gas                                                          103,563         261,386
Distribution                                                          41,518          57,063
Transmission                                                          66,755          72,692
Customer accounts and services                                       100,494          90,114
Maintenance                                                           92,040         113,656
Depreciation and decommissioning                                     352,183         348,433
Administrative and general                                           261,121         195,169
Workforce reduction costs                                            (18,195)              -
Income taxes                                                         265,498         249,710
Property and other taxes                                              73,869          80,815
Other                                                                 64,793          39,407
                                                                  ----------      ----------
  Total operating expenses                                         1,842,484       2,099,597
                                                                  ----------      ----------
OPERATING INCOME                                                     464,867         414,674
                                                                  ----------      ----------
OTHER INCOME AND (INCOME DEDUCTIONS)
Interest income                                                       15,326          10,774
Allowance for equity funds used during construction                    5,638           4,679
Other--net                                                            16,905          (8,363)
                                                                  ----------      ----------
  Total other income and (income deductions)                          37,869           7,090
                                                                  ----------      ----------
INCOME BEFORE INTEREST EXPENSE                                       502,736         421,764
                                                                  ----------      ----------
INTEREST EXPENSE
Interest on long-term debt                                           162,149         155,724
Other interest charges                                                14,776          33,075
Allowance for borrowed funds used during construction                 (2,876)         (3,987)
                                                                  ----------      ----------
  Net interest expense                                               174,049         184,812
                                                                  ----------      ----------
NET INCOME                                                           328,687         236,952
Preferred dividend requirement                                        14,494          14,458
                                                                  ----------      ----------

EARNINGS AVAILABLE FOR COMMON STOCK                               $  314,193      $  222,494
                                                                  ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           430,086         428,531

EARNINGS PER COMMON SHARE                                               $.73            $.52

DIVIDENDS DECLARED PER COMMON SHARE                                     $.49            $.49

- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



                               PACIFIC GAS AND ELECTRIC COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                         (unaudited)

- --------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
(in thousands)                                                          1995            1994
- --------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                     $17,119,479     $17,045,247
  Diablo Canyon                                                    6,657,064       6,647,162
Gas                                                                7,571,191       7,447,879
                                                                 -----------     -----------
    Total plant in service (at original cost)                     31,347,734      31,140,288
Accumulated depreciation and decommissioning                     (12,588,825)    (12,269,377)
                                                                 -----------     -----------
      Net plant in service                                        18,758,909      18,870,911
                                                                 -----------     -----------
CONSTRUCTION WORK IN PROGRESS                                        526,570         527,867

OTHER NONCURRENT ASSETS
Oil and gas properties                                               424,377         437,352
Nuclear decommissioning funds                                        641,791         616,637
Investment in nonregulated projects                                  781,327         761,355
Other assets                                                         142,244         137,325
                                                                 -----------     -----------
      Total other noncurrent assets                                1,989,739       1,952,669
                                                                 -----------     -----------

CURRENT ASSETS
Cash and cash equivalents                                            392,741         136,900
Accounts receivable
  Customers                                                        1,205,121       1,413,185
  Other                                                               89,723          98,035
  Allowance for uncollectible accounts                               (32,284)        (29,769)
Regulatory balancing accounts receivable                           1,126,769       1,345,669
Inventories
  Materials and supplies                                             202,860         197,394
  Gas stored underground                                             108,948         136,326
  Fuel oil                                                            53,008          67,707
  Nuclear fuel                                                       136,933         140,357
Prepayments                                                           36,744          33,251
                                                                 -----------     -----------
      Total current assets                                         3,320,563       3,539,055
                                                                 -----------     -----------

DEFERRED CHARGES
Income tax-related deferred charges                                1,166,400       1,155,421
Diablo Canyon costs                                                  396,668         401,110
Unamortized loss net of gain on reacquired debt                      380,097         382,862
Workers' compensation and disability claims recoverable              247,065         247,209
Other                                                                688,615         732,029
                                                                 -----------     -----------
      Total deferred charges                                       2,878,845       2,918,631
                                                                 -----------     -----------

TOTAL  ASSETS                                                    $27,474,626     $27,809,133
                                                                 ===========     ===========


- --------------------------------------------------------------------------------------------

                                  (continued on next page)





                             PACIFIC GAS AND ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEET
                                        (unaudited)

- --------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
(in thousands)                                                          1995            1994
- --------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                     $ 2,142,750     $ 2,151,213
Additional paid-in capital                                         3,820,650       3,806,508
Reinvested earnings                                                2,716,339       2,677,304
                                                                 -----------     -----------
       Total common stock equity                                   8,679,739       8,635,025
Preferred stock without mandatory redemption provisions              732,995         732,995
Preferred stock with mandatory redemption provisions                 137,500         137,500
Long-term debt                                                     8,512,035       8,675,091
                                                                 -----------     -----------
       Total capitalization                                       18,062,269      18,180,611
                                                                 -----------     -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                   152,511         152,384
Workers' compensation and disability claims                          221,200         221,200
Other                                                                800,164         644,233
                                                                 -----------     -----------
       Total other noncurrent liabilities                          1,173,875       1,017,817
                                                                 -----------     -----------


CURRENT LIABILITIES
Short-term borrowings                                                142,439         524,685
Long-term debt                                                       493,691         477,047
Accounts payable
  Trade creditors                                                    377,735         414,291
  Other                                                              336,805         337,726
Accrued taxes                                                        682,780         436,467
Deferred income taxes                                                327,183         432,026
Interest payable                                                     159,787          84,805
Dividends payable                                                    225,558         210,903
Other                                                                398,946         643,779
                                                                 -----------     -----------
       Total current liabilities                                   3,144,924       3,561,729
                                                                 -----------     -----------

DEFERRED CREDITS
Deferred income taxes                                              3,955,091       3,902,645
Deferred investment tax credits                                      386,949         391,455
Noncurrent balancing account liabilities                             157,737         226,844
Other                                                                593,781         528,032
                                                                 -----------     -----------
       Total deferred credits                                      5,093,558       5,048,976
CONTINGENCIES (Notes 2, 3 and 6)
                                                                 -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES                             $27,474,626     $27,809,133
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



                               PACIFIC GAS AND ELECTRIC COMPANY
                             STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (unaudited)

- --------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
                                                                 ---------------------------
(in thousands)                                                          1995            1994
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 328,687      $  236,952
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                                 352,183         348,433
    Amortization                                                      33,316          27,922
    Deferred income taxes and investment tax credits--net            (65,603)         (7,870)
    Allowance for equity funds used during construction               (5,638)         (4,679)
    Other deferred charges                                           (17,450)         29,058
    Other noncurrent liabilities                                     169,264           4,944
    Noncurrent balancing account liabilities and
      other deferred credits                                          (3,358)        120,525
    Net effect of changes in operating assets
      and liabilities
        Accounts receivable                                          218,891         144,345
        Other working capital                                       (173,181)        (28,656)
        Regulatory balancing accounts receivable                     218,900         (81,860)
        Inventories                                                   36,611          60,544
        Accounts payable                                             (37,477)        (80,588)
        Accrued taxes                                                246,313         211,585
    Other-net                                                         45,827          (4,132)
                                                                   ---------      ----------
Net cash provided by operating activities                          1,347,285         976,523
                                                                   ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                                           (197,051)       (235,253)
Allowance for borrowed funds used during construction                 (2,876)         (3,987)
Nonregulated expenditures                                            (34,640)        (29,300)
Other--net                                                           (43,207)         29,790
                                                                   ---------      ----------
Net cash used by investing activities                               (277,774)       (238,750)
                                                                   ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                   66,871          61,548
Common stock repurchased                                            (110,316)           (553)
Preferred stock issued                                                     -          62,312
Preferred stock redeemed                                                   -         (82,965)
Long-term debt issued                                                      -          20,485
Long-term debt matured or reacquired                                (149,250)       (125,627)
Short-term debt redeemed--net                                       (382,246)       (372,090)
Dividends paid                                                      (225,875)       (217,910)
Other--net                                                           (12,854)         37,923
                                                                   ---------      ----------
Net cash used by financing activities                               (813,670)       (616,877)
                                                                   ---------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              255,841         120,896

CASH AND CASH EQUIVALENTS AT JANUARY 1                               136,900          61,066
                                                                   ---------      ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                              $ 392,741      $  181,962
                                                                   =========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                          $  89,689      $   92,088
    Income taxes                                                      43,975          67,758

- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



                     PACIFIC GAS AND ELECTRIC COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1:  GENERAL
- ----------------

Basis of Presentation:
- ---------------------
The accompanying unaudited consolidated financial statements of Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have been prepared in accordance with the interim period reporting requirements. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in the 1994 Annual Report on Form 10-K.

In the opinion of management, the accompanying statements reflect all adjustments which are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1995 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Workforce Reductions:
- --------------------

In April 1995, the Company canceled approximately 800 planned severances in order to accelerate maintenance on its system in light of the severity of the damage caused by recent storms and the identification of certain facilities that would benefit from a more extensive and accelerated maintenance program. In March 1995, the Company reversed $18.2 million of the estimated severance costs of $61 million accrued and expensed in 1994. Due to the extensive maintenance work required, operating expenses for the remainder of 1995 are expected to be higher than originally planned.

Through March 31, 1995, $19 million of severance benefits were paid and charged against the liability relating to approximately 500 actual severances. The remaining job reductions will be accomplished by severance and attrition over the remainder of 1995. The majority of the severances are in generation and transmission functions.

Approximately 1,500 reductions had already been accomplished in 1994 through a voluntary retirement incentive at a cost of $188 million. The Company does not plan to seek rate recovery for the cost of the 1994-1995 workforce reductions.



NOTE 2:  Electric Industry Restructuring
- ----------------------------------------

In April 1994, the California Public Utilities Commission (CPUC) issued an order instituting a rulemaking and investigation (OIR/OII) on electric industry restructuring. The proposal, which is subject to comment and modification, seeks to lower energy prices and provide customers with a choice of electric generation suppliers (known as direct access). This proposal involves two key strategies: phase in direct access to electric generation for all customers over a six-year period beginning in 1996, and where competition does not exist, replace traditional cost-of-service regulation with performance-based regulation. Utilities would still be obligated to provide transmission and distribution services to all customers.

To ensure an orderly transition to a competitive market that maintains the financial integrity of the utilities, the CPUC proposed that uneconomic costs of utility generating assets (i.e., costs which are above market and could not be recovered under market-based pricing) be recovered through a "competition transition charge" (CTC). However, the OIR/OII did not specify which costs might be recovered through such a transition charge or how such a charge would be allocated to and collected from customers.

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

In November 1994, the Company filed testimony with the CPUC on its plan for recovering lost revenues associated with uneconomic assets and obligations resulting from the restructuring of the electric industry as proposed by the CPUC. The Company's testimony, among other things, identifies and defines the costs proposed to be included in the CTC, provides preliminary estimates of the lost revenues and discusses options for allocating and recovering the CTC. Based on assumed market prices of $.048 and $.032 per kilowatthour (kWh), the Company estimated that its CTC would be approximately $3 billion and $11 billion, respectively. The Company identified three categories of uneconomic assets: utility-owned generation assets and power purchase commitments, power purchase obligations relating to Qualifying Facilities (QFs), and generation-related regulatory assets. The estimates of the CTC were determined by comparing future revenue requirements of generation assets and power purchase obligations, over a twenty-year and thirty-year period, respectively, with revenues computed at assumed market prices. Diablo Canyon Nuclear Power Plant (Diablo Canyon) was included in the revenue requirement calculation using the proposed pricing modification to the Diablo Canyon settlement (See Note 4 of Notes to Consolidated Financial Statements.) The revenue requirement for Diablo Canyon and all Company-owned generation assets included a return on investment. The actual amount of uneconomic assets and obligations will depend upon the final form of regulatory changes adopted by the CPUC and the actual market price of electricity. CTC recovery less than the amount estimated by the Company will not equate to the loss, if any, the Company may record as a result of the electric industry restructuring. See "Financial Impact of the Electric Industry Restructuring Proposal" below.

Under the Company's proposal for a longer phase-in period to direct access, the Company would not seek recovery of the transition costs associated with its own generation assets and power purchase commitments, except for commitments to purchase power from QFs and regulatory assets. Based on the longer phase-in period and the market price assumptions referred to above, the CTC would be approximately $3 billion and $5 billion, respectively. If the CPUC adopts a shorter phase-in period, the Company indicated that it would seek recovery through the CTC of all lost revenues resulting from the restructuring.

The CPUC was scheduled to propose a policy decision on March 22, 1995, with a final policy decision to be effective no earlier than September 1995. However, in March 1995, the CPUC announced that it was postponing issuance of its proposed policy statement to allow additional time for analysis of the extensive record developed in the OIR/OII. It is expected that the CPUC's proposed policy statement, when it is issued, will be subject to hearings and state legislative review before it can be implemented.

Financial Impact of the Electric Industry Restructuring Proposal:
Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.5 billion of regulatory assets, including balancing accounts, at March 31, 1995.

If the OIR/OII is adopted as proposed, or the Company determines that future electric generation rates will no longer be based on cost-of-service, the Company will discontinue application of SFAS No. 71 for the electric generation portion of its operations. The Company continues to evaluate the current regulatory and competitive environment to determine whether and when such a discontinuance would be appropriate. If such discontinuance should occur, the Company would write off all applicable generation-related regulatory assets to the extent that transition cost recovery is not assured. The regulatory assets attributable to electric generation, excluding balancing accounts of approximately $500 million which are expected to be recovered in the near term, were approximately $1.6 billion at March 31, 1995. This amount could vary depending on the allocation methods used.

The electric industry restructuring and transition to a competitive environment may also adversely impact the Company's returns on its investments in utility generation assets and the recoverability of certain other costs, including QF power purchase obligations. In the event that recovery of these costs and investments, through the CTC or otherwise, becomes unlikely, the Company would write off applicable portions of the generation assets and record a charge to earnings related to the recovery of other costs. The book value of the Company's generation assets, excluding Diablo Canyon, was approximately $2.7 billion at March 31, 1995. The net book value of the Company's investment in Diablo Canyon was approximately $5.1 billion at March 31, 1995.

The financial impact of the electric industry restructuring will depend on the form of regulation, including transition mechanisms, if any, adopted by the CPUC and the groups of customers affected. Currently, the Company is unable to predict the ultimate outcome of the electric industry restructuring or predict whether such outcome will have a significant impact on its financial position or results of operations.

NOTE 3:  Gas Reasonableness Proceedings
- ---------------------------------------

Recovery of energy costs through the Company's regulatory balancing account mechanisms is subject to a CPUC determination that such costs were reasonable. Under the current regulatory framework, annual reasonableness proceedings are conducted by the CPUC on a historic calendar year basis.

In March 1994, the CPUC issued decisions covering the years 1988 through 1990, ordering disallowances of approximately $90 million of gas costs, plus accrued interest of approximately $25 million through 1993 for the Company's Canadian gas procurement activities, and $8 million for gas inventory operations. The Company has filed a lawsuit in a federal district court challenging the CPUC decision on Canadian gas costs. In February 1995, the CPUC filed a motion to dismiss the lawsuit. A federal ruling on the CPUC's motion is expected later in 1995.

In March 1995, the CPUC approved a $.5 million settlement agreement between the Division of Ratepayer Advocates (DRA) and the Company which resolves $11.4 million of DRA recommended disallowances relating to non-Canadian gas issues arising from the 1991 record period.

A number of other reasonableness issues related to the Company's gas procurement practices, transportation capacity commitments and supply operations for periods dating from 1988 to 1994 are still under review by the CPUC. The DRA recommended disallowances of $131 million and a penalty of $50 million and indicated that it was considering additional recommendations for pending issues. The Company and the DRA have signed settlement agreements to resolve most of these issues for a $68 million disallowance.

Significant issues covered by the settlement agreements include (1) the Company's purchases of Canadian gas in 1991 and 1992 for its electric department and its core customers from 1991 through May 1994; (2) the Company's purchase of Southwest and California gas for its core customers from 1992 through May 1994; (3) the investigation by the DRA of Alberta and Southern Gas Co. Ltd. (A&S) and proposed investigation of Alberta Natural Gas Company Ltd. for the period 1988 through May 1994; (4) the effects of Canadian gas prices on amounts paid by the Company for Northwest power purchases for 1988 through 1992 and power from QFs and geothermal producers for 1991 and 1992; (5) the Company's gas storage operations for 1992; (6)the Company's Southwest gas procurement activities for 1988 through 1990; and (7) Canadian gas restructuring transition costs billed to PG&E by Pacific Gas Transmission Company (PGT).

Agreements with the DRA do not constitute a CPUC decision and are subject to modification by the CPUC in its final decisions.

Financial Impact of Reasonableness Proceedings: The Company has accrued approximately $196 million for gas reasonableness matters, of which $90 million was recorded in the first quarter of 1994 . Such accruals include the CPUC decisions for the years 1988 through 1990 and issues covered by the settlement agreements. The Company believes the ultimate outcome of these matters will not have a significant impact on its financial position or results of operations.

NOTE 4:  Diablo Canyon
- ----------------------

In December 1994, the Company, the DRA, the California Attorney General and several other parties representing energy consumers agreed to modify the pricing provisions of the 1988 Diablo Canyon rate case settlement. The modification, which is subject to CPUC approval, calls for a reduction in the price paid for electricity generated by Diablo Canyon over the next five years.

In the three-month period ended March 31, 1995, the Company recognized Diablo Canyon revenues based on the proposed modified pricing. Diablo Canyon revenues were approximately $464 million for the three-month period ended March 31, 1995, which is approximately $45 million less than would have been recorded under the pricing of the original settlement. Agreements with the DRA or other parties do not constitute a CPUC decision and are subject to modification by the CPUC in its final decision.

NOTE 5:  New Accounting Standard
- --------------------------------
The Financial Accounting Standards Board has issued Statement of
Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of." The Company must adopt SFAS No. 121 by January 1, 1996, but may elect to adopt it earlier.

The general provisions of SFAS No. 121 require, among other things, that the existence of an impairment be evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, and prescribe standards for the recognition and measurement of impairment losses. In addition, SFAS No. 121 requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded may be written off if recovery is no longer probable. The Company cannot predict the effect the electric industry restructuring, discussed in Note 2, will have on the recovery of its generation-related regulatory assets. Accordingly, the Company cannot predict whether the adoption of this standard will have a significant impact on its financial position or results of operations.

NOTE 6:  Contingencies
- ----------------------

Nuclear Insurance:
- -----------------
The Company is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). Under these policies, if the nuclear plant of a member utility is damaged or the member incurs costs beyond those covered by insurance for business interruption due to a prolonged accidental outage, the Company may be subject to maximum assessments of $28 million (property damage) and $7 million (business interruption), in each case per policy period, in the event losses exceed the resources of NML or NEIL.

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

The overall costs of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Company has an accrued liability at March 31, 1995, of $99 million for hazardous waste remediation costs. The costs may be as much as $240 million if, among other things, the Company is held responsible for cleanup at additional sites, other potentially responsible parties are not financially able to contribute to these costs, or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Company is responsible.

The Company will seek recovery of prudently incurred hazardous waste compliance and remediation costs through ratemaking procedures approved by the CPUC. The Company believes the ultimate outcome of these matters will not have a significant adverse impact on its financial position or results of operations.

Legal Matters:
- -------------

Stanislaus Litigation: A lawsuit was filed by the County of Stanislaus, California, and a residential customer of the Company and purportedly as a class action on behalf of all natural gas customers of the Company during the period of February 1988 through October 1993. The lawsuit alleged that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws resulting in increased prices of natural gas for PG&E's customers. Damages to the class members were estimated as potentially exceeding $800 million. The complaint indicated that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993. The court has granted the plaintiffs' motion seeking class certification.

A federal district court has granted the Company's motion to dismiss the federal and state antitrust claims and the state unfair practices claims against the Company and PGT. The plaintiffs have filed an amended complaint in which A&S has been added as a defendant. The amended complaint restates the claims in the original complaint and alleges that the defendants, through anticompetitive practices, precluded certain customers of the Company access to alternative sources of gas in Canada over the PGT pipeline. A new motion to dismiss was filed by the Company in early November 1994. The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position.

Hinkley Litigation: In 1993, a complaint was filed in a state superior court on behalf of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, as well as punitive damages. The original complaint has been amended, and additional complaints have been filed to include additional plaintiffs.

The plaintiffs contend that the Company discharged chromium-contaminated wastewater into unlined ponds, which led to chromium percolating into the groundwater of surrounding property. The plaintiffs further allege that the Company discharged the chromium into those ponds to avoid costly alternatives.

The Company has reached an agreement with plaintiffs pursuant to which those plaintiffs' actions will be submitted to binding arbitration for resolution of issues concerning the cause and extent of any damages suffered by plaintiffs as a result of the alleged chromium contamination. Under the terms of the agreement, the Company will pay an aggregate amount of no more than $400 million in settlement of such plaintiffs' claims. In turn, those plaintiffs, and their attorneys, agree to indemnify the Company against any additional losses the Company may incur with respect to related claims pursued by the identified plaintiffs who do not agree to this settlement or by other third parties who may be sued by the plaintiffs in connection with the alleged chromium contamination.

As of March 31, 1995, the Company has paid $50 million to escrow and reserved an additional $100 million against any future potential liability in this case. The Company believes the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

Counties Franchise Fees Litigation: In March 1994, the Counties of Alameda and Santa Clara filed a complaint in Superior Court against the Company on behalf of themselves and purportedly as a class action on behalf of 47 counties with which the Company has gas or electric franchise contracts. Franchise contracts require the Company to pay fees on an annual basis to cities and counties for the right to use or occupy public streets and roads. The complaint alleges that, since at least 1987, the Company has intentionally underpaid its franchise fees to the counties in an unspecified amount.

The complaint cites two reasons for the alleged underpayment of fees. Based on their interpretation of certain legislation, the plaintiffs allege that the Company has been using the wrong methodology to compute the franchise fees payable to the plaintiff counties. The plaintiffs also allege that fees have been underpaid due to incorrect calculations under the methodology used by the Company.

The parties stipulated to this case proceeding as a class action lawsuit regarding the issue of the correct payment methodology to be applied in calculating the franchise fees due to the plaintiffs. In March 1995, the Superior Court granted the Company's motion for summary judgment in the class action lawsuit. The plaintiffs have until mid-June to appeal that ruling.

Should the counties appeal and be successful on the issue of franchise fee calculation methodology, the Company's annual systemwide county franchise fees could increase by approximately $15 million. Damages for alleged underpayments in prior years could be as much as $117 million (exclusive of interest estimated to be $28 million as of March 31, 1995).

The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on its financial position or results of operations.

Cities Franchise Fees Litigation: In May 1994, the City of Santa Cruz filed a complaint in Superior Court against the Company on behalf of itself and purportedly as a class action on behalf of 107 cities with which the Company has certain electric franchise contracts. The complaint alleges that, since at least 1988, the Company has intentionally underpaid its franchise fees to the cities in an unspecified amount.

The complaint alleges that the Company has asked for and accepted electric franchises from the cities included in the purported class, which provide for lower franchise payments than required by franchises granted by other cities in the Company's service territory. The complaint also alleges that the transfer of these franchises to the Company by its predecessor companies was not approved by the CPUC as required, and therefore, all such franchise contracts are void.

The Court has certified the class of 107 cities in this action and approved the City of Santa Cruz as the class representative. The case is in discovery and set for trial in October 1995.

Should the cities prevail on the issue of franchise fee calculation methodology, the Company's annual systemwide city electric franchise fees could increase by approximately $17 million. Damages for alleged underpayments in prior years could be as much as $114 million (exclusive of interest, estimated to be $25 million as of March 31, 1995).

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.



Item 2.   Management's Discussion and Analysis of Consolidated
          ----------------------------------------------------
          Results of Operations and Financial Condition
          ---------------------------------------------

Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have three types of operations: utility, Diablo Canyon Nuclear Power Plant (Diablo Canyon) and nonregulated through PG&E Enterprises (Enterprises). The Company is engaged principally in the business of supplying electric and natural gas service throughout most of Northern and Central California. The Company's operations are regulated by the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC), among others.

Competition and Changing Regulatory Environment:
- -----------------------------------------------
The energy utility industry continues to move toward a more competitive environment. The Company is faced with many challenges and has taken several significant actions to position itself to compete effectively in the restructured utility industry. However, to date, competition has not had a significant impact on the Company's consolidated results of operations. In addition, there have been delays in instituting the regulatory reforms necessary to open markets to competition. In March 1995, the CPUC announced it was postponing issuance of its proposed policy statement to allow additional time for analysis of the extensive record developed in connection with the order instituting a rulemaking and an investigation (OIR/OII) on electric industry restructuring. The CPUC was originally scheduled to propose a policy decision on March 22, 1995, with a final policy decision to be effective no earlier than September 1995. Any proposed policy decision ultimately issued by the CPUC will be subject to hearings and state legislative review before it can be implemented.

In addition to responding to the OIR/OII (discussed further in Note 2 of Notes to Consolidated Financial Statements) and working closely with the CPUC on the electric industry restructuring, the Company has made several proposals to modify existing regulatory processes and to provide additional pricing flexibility to those customers with the most competitive options.

In an effort to allow large energy users to begin exercising choice among electricity suppliers while public policy issues are resolved in the OIR/OII, in February 1995, the Company requested CPUC approval to implement as early as January 1996, an experimental "buy/sell" program. Under the program, California utilities would offer certain retail customers the option to receive electricity from competitive suppliers through individually negotiated agreements under which the Company would purchase electricity on behalf of the customer at prices negotiated by the customer. However, the FERC recently issued a Notice of Proposed Rulemaking (NOPR) on open access wholesale transmission which indicated that programs like the one proposed by the Company involved retail wheeling and cannot be implemented except under a transmission tariff filed with the FERC. As a result, the Company is reevaluating its experimental program.

On May 1, 1995, the Company filed open access wholesale electric transmission tariffs for FERC jurisdictional customers. These tariffs conform to the guidelines laid out in the NOPR on open access wholesale transmission with very few modifications. The NOPR requires that all utilities offer open access wholesale transmission service under tariffs that are comparable to the wholesale transmission service that utilities provide themselves. The Company's open access filing proposes to enhance the existing wholesale market and is a step towards the goal of promoting eventual competition in electric generation for all customers. A final rule on the NOPR is not expected to be issued before mid-1996.

The Company cannot predict the ultimate outcome of the ongoing changes that are taking place in the utility industry. However, the Company believes the end result will involve a fundamental change in the way it conducts business. These changes may impact financial operating trends and add volatility to the Company's earnings. The Company is actively seeking regulatory and operational changes that will allow it to provide energy services in a safe, reliable and competitive manner while achieving strong financial performance.

Results of Operations
- ---------------------
The Company's results of operations for the three-month period ended March 31, 1995 and 1994, are reflected in the following table and discussed below.


                                                                Diablo
(in millions, except per share amounts)            Utility      Canyon      Enterprises     Total
1995
Operating revenues                                 $ 1,776      $  464         $   67      $ 2,307
Operating expenses                                   1,475         286             81        1,842
                                                   -------      ------         ------      -------
Operating income (loss)                            $   301      $  178         $  (14)     $   465
                                                   =======      ======         ======      =======
Net income (loss)                                  $   192      $  140         $   (3)     $   329
                                                   =======      ======         ======      =======
Earnings (loss) per common share                   $   .42      $  .32         $ (.01)     $   .73
                                                   =======      ======         ======      =======
Total assets at March 31                           $19,969      $5,989         $1,517      $27,475
                                                   =======      ======         ======      =======
1994
Operating revenues                                 $ 2,025      $  435         $   54      $ 2,514
Operating expenses                                   1,740         303             56        2,099
                                                   -------      ------         ------      -------
Operating income (loss)                            $   285      $  132         $   (2)     $   415
                                                   =======      ======         ======      =======
Net income                                         $   141      $   96         $    -      $   237
                                                   =======      ======         ======      =======
Earnings per common share                          $   .31      $  .21         $    -      $   .52
                                                   =======      ======         ======      =======
Total assets at March 31                           $19,723      $6,195         $1,095      $27,013
                                                   =======      ======         ======      =======


Earnings Per Common Share:
- -------------------------
Utility earnings per common share for the three-month period ended March 31, 1995, were higher than for the comparable period of 1994, reflecting charges in the first quarter of 1994 related to the CPUC disallowances in the gas reasonableness proceedings for 1988 through 1990 and a reserve for other gas reasonableness matters, and a decrease in other operating expenses in the first quarter of 1995. The Company also recorded an increase in litigation reserves in the first quarter of 1995 (See Note 6 of Notes to Consolidated Financial Statements).

Since the Diablo Canyon rate case settlement (Diablo Canyon settlement) in 1988, Diablo Canyon has made an increasing contribution to the Company's total earnings per common share. For the year ended December 31, 1994, Diablo Canyon contributed $1.04 (47 percent) to the total earnings per common share of $2.21. The proposed modification of the price for power produced by Diablo Canyon will likely cause a decrease in the Diablo Canyon earnings per common share contribution. Earnings from Diablo Canyon for the first quarter of 1995 were $0.06 per common share less than what they otherwise would have been as a result of the proposed price modifications to the Diablo Canyon settlement. Earnings per common share for Diablo Canyon for the three-month period ended March 31, 1995, increased as compared with the same period in 1994 due to fewer scheduled refueling days in 1995, partially offset by the impact of the proposed modification of the price for power produced by Diablo Canyon.

Common Stock Dividend:
- ---------------------
In January 1995, the Board of Directors declared a quarterly dividend of $.49 per common share which corresponds to an annualized dividend of $1.96 per common share. The Company's common stock dividend is based on a number of financial considerations, including sustainability, financial flexibility and competitiveness with investment opportunities of similar risk. The Company has a long-term objective of reducing its dividend payout ratio (dividends declared divided by earnings available for common stock) to reflect the increased business risk in the utility industry.

At this time, the Company is unable to determine the impact, if any, the restructuring of the electric industry will have on the Company's ability to increase its dividends in the future.

Operating Revenues:
- ------------------
Electric revenues for the three-month period ended March 31, 1995, decreased $120 million compared to the same period in 1994 primarily due to a decrease in balancing account revenues resulting from the decrease in electric energy costs caused by favorable hydro conditions and lower natural gas prices. Offsetting this unfavorable variance were favorable operating revenues from Diablo Canyon resulting from a fewer number of scheduled refueling days offset by a decrease in the price per kilowatthour (kWh) as provided in the proposed modified pricing provisions of the Diablo Canyon settlement. As a result of the favorable hydro conditions, it is possible the Company may curtail Diablo Canyon operations pursuant to the Diablo Canyon settlement, potentially decreasing second quarter revenues by as much as $75 million.

Gas revenues for the three-month period ended March 31, 1995, decreased $100 million compared to the same period in 1994 primarily due to a decrease in balancing account revenues resulting from a decline in the volume and price of gas purchased.

Operating Expenses:
- ------------------
Operating expenses for the three-month period ended March 31, 1995, decreased $257 million compared to the same period in 1994 primarily due to the lower cost of electric energy and gas. The cost of electric energy was $152 million less in 1995 primarily due to favorable hydro conditions and lower natural gas prices. The cost of gas was $158 million less in 1995 primarily due to a decline in the volume and price of gas purchased by the Company. Offsetting these operating expense decreases was an increase in administrative and general expense primarily due to an increase in litigation reserves.

Other Income and (Income Deductions):
- ------------------------------------
Other -- net for the three-month period ended March 31, 1994, included accruals related to the CPUC gas reasonableness proceedings. There were no charges recorded in the same period in 1995 related to gas reasonableness proceedings. (See Note 3 of Notes to Consolidated Financial Statements.)

Regulatory Matters:
- ------------------
In addition to the CPUC electric industry restructuring proposal and the Company's response and related proposals (all discussed further in Note 2 of Notes to Consolidated Financial Statements), the Company has other ongoing regulatory matters with respect to revenues and costs which will impact rates in 1995 and beyond. In numerous applications related to electric rates, the Company has proposed to extend through 1996 its rate freeze which began in 1993. The freeze has been approved by the CPUC through the end of 1995. Overall, the Company has requested decreases in its gas rates compared to rates in effect for 1995. The more significant of these pending applications are discussed below.

In its 1996 general rate case (GRC) application for base rates effective January 1, 1996, the Company requests no change in electric revenues and a $163 million decrease in gas revenues, compared to rates in effect in 1995. In March 1995, the Division of Ratepayer Advocates
(DRA), a consumer advocacy branch of the CPUC, submitted its report on the application, recommending a $434 million decrease in electric revenues and a $292 million decrease in gas revenues. A significant portion of the difference between the revenue change requested by the Company and that recommended by the DRA relates to administrative and general expenses and the level of wages and benefits. Hearings on the 1996 GRC began in April 1995, with a final decision on the application expected in December 1995.

In March and April 1995, the Company filed a response to questions raised by the GRC administrative law judge concerning customer service issues. The reports detail the Company's actions to improve service while reducing prices and respond to various questions, relating to customer service and the Company's response to service interruptions caused by severe storms in January and March of 1995. Hearings on these issues began in April 1995 as part of the 1996 GRC. A CPUC decision addressing issues related to the storm response is expected by mid-1995.

In April 1995, the Company filed its energy cost application with the CPUC which seeks to continue the Company's retail electric rate freeze through the end of 1996. In order to maintain the freeze, the Company proposed deferring the recovery of an estimated $85 million of the electric balancing account undercollection beyond 1996. The Company will forgo collection of interest on the deferred amount. As part of the December 1994 decision on the Company's energy costs, the Company agreed to defer recovery of $444 million of electric balancing account undercollection and forgo recovery of interest on the deferral to 1996 and beyond. The reduction in the estimated amount that must be deferred in order to maintain the rate freeze ($444 million from 1995 and $85 million from 1996), reflects the Company's belief that a substantial portion of the undercollected energy cost balance will be recovered during 1995 and 1996, due to the impacts of the proposed Diablo Canyon price reduction on overall revenue requirements, favorable hydro conditions and lower gas prices. If the CPUC does not approve the proposed pricing modification to the Diablo Canyon settlement, the estimated deferral beyond 1996 required to maintain the rate freeze would increase from $85 million to approximately $590 million.

In April 1995, the Company's application with the CPUC requesting a gas rate increase of approximately $170 million annually for the two-year period beginning October 1, 1995, was updated and revised, lowering the increase to $25 million. The Company's request reflects a decrease in gas costs, an increase in transportation costs and the collection of amounts previously deferred in balancing accounts. If the Company's request is adopted, rates would be effective January 1, 1996, concurrent with the implementation of the GRC.

In May 1995, the Company filed an application with the CPUC requesting the following cost of capital for 1996:



                             Capital                         Weighted
                               Ratio      Cost/Return      Cost/Return
                             -------      -----------      -----------
Common equity                 48.00%         12.07%           5.79%
Long-term debt                46.50%          7.64%           3.55%
Preferred stock                5.50%          8.13%           0.45%
                                                           -----------
Total return on
average utility rate base                                     9.79%
                                                              =====

If approved, the Company's request would be effective January 1, 1996. A final CPUC decision is expected in the fourth quarter of 1995.

In November 1993, the Company placed in service an expansion of its natural gas transmission system from the Canadian border into California. The pipeline provides additional firm capacity to the Pacific Northwest and to Northern and Southern California. The total cost of construction is approximately $1.7 billion. The Company has filed applications with the FERC (for the interstate portion) and the CPUC (for the portion within California) requesting that capital and operating costs be found reasonable. Revenues are currently being collected under rates approved by the FERC and the CPUC, subject to refund. As part of the Company's cost of capital application, the Company has requested a separate capital structure, a return on equity of 13.00 percent and an overall rate of return of 9.41 percent for the pipeline expansion. The Company expects final decisions in these proceedings later in 1995 and 1996 and believes the final decisions on these applications will not have a significant impact on its financial position or results of operations.

Nonregulated Operations:
- -----------------------
The Company, through its wholly owned subsidiary, PG&E Enterprises (Enterprises), has taken steps to position itself to compete in the nonregulated energy business. Enterprises makes the majority of its investments in nonregulated energy projects through a joint venture, U.S. Generating Company, which invests, owns and operates plants in the United States. Enterprises, in partnership with Bechtel Enterprises, Inc., is in the process of forming a company to develop, build, own and operate international electric generation projects.

In August 1994, Enterprises and Bechtel Enterprises, Inc. completed their acquisition of J. Makowski Co., Inc. (JMC), a Boston-based company engaged in the development of natural gas-fueled power generation projects and natural gas distribution, supply and underground storage projects. The final purchase price was approximately $250 million. Enterprises' effective ownership share of JMC is approximately 80 percent.

In April 1995, the Company entered into an agreement to sell DALEN Resources Corp. (DALEN), formerly PG&E Resources Company, as part of the Company's goal to divest its interest in the oil and gas exploration and production business. The sales price is $455 million, including $340 million cash and assumption of $115 million of existing debt. The sale is expected to close by June 1995 and result in a minimal gain to the Company. The sales price is subject to certain modifications as provided in the agreement.

Liquidity and Capital Resources
- -------------------------------

Sources of Capital:
- ------------------
The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing. The Company's policy is to finance its assets with a capital structure that minimizes financing costs, maintains financial flexibility, and complies with regulatory guidelines. This policy ensures that the Company can raise capital to meet its utility obligation to serve and its other investment objectives. During the three-month period ended March 31, 1995, the Company issued $67 million of common stock through its Dividend Reinvestment Program and Savings Fund Plan. The Company purchased on the open market $110 million of common stock during the three-month period ended March 31, 1995.

Risk Management:
- ---------------
The Company uses a number of techniques to mitigate its financial risk, including the purchase of commercial insurance, the maintenance of systems of internal control and the selected use of financial instruments. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

The majority of the Company's financing is done on a fixed-term basis, thereby eliminating the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to eliminate the effects of fluctuations in interest rates and foreign currency exchange rates on certain of its debt.

Investing and Financing Activity:
- --------------------------------
During the three-month period ended March 31, 1995, the Company's capital expenditures were $197 million. This represents a $38 million decrease from the same period in the preceding year.

The Company intends to redeem $68 million of mortgage bonds on June 1, 1995. The redemption of these bonds is expected to reduce the Company's annual financing costs by approximately $1.2 million. The estimated net present value savings are expected to total $11.4 million over the life of the bonds.

In addition, Pacific Gas Transmission Company, a wholly owned subsidiary of PG&E, filed a registration statement with the Securities and Exchange Commission for the sale of up to $700 million of debt securities and preferred stock in a shelf offering in which securities are sold on a continuous or delayed basis in the future. Proceeds from the offering will be used to refinance outstanding debt and for general corporate purposes.

Environmental Remediation:
- -------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Although the ultimate amount of costs that will be incurred by the Company in connection with its compliance and remediation activities is difficult to estimate, the Company has an accrued liability at March 31, 1995, of $99 million for hazardous waste remediation costs. The costs could be as much as $240 million, due to uncertainty concerning the Company's responsibility and the extent of contamination, the complexity of environmental laws and regulations and the selection of compliance alternatives. (See Note 6 of Notes to Consolidated Financial Statements.)

Legal Matters:
- -------------
In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

There are several significant litigation cases which are discussed in
Note 6 of Notes to Consolidated Financial Statements. These cases involve claims for personal injury and property damage, as well as punitive damages, allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, antitrust claims for damages as a result of Canadian natural gas purchases by one of the Company's wholly owned subsidiaries and two claims that the Company underpaid franchise fees.

Other Matters
- -------------

New Accounting Standard:
- -----------------------
The Financial Accounting Standards Board has issued Statement of
Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of." The Company must adopt SFAS No. 121 by January 1, 1996, but may elect to adopt it earlier.

The general provisions of SFAS No. 121 require, among other things, that the existence of an impairment be evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, and prescribe standards for the recognition and measurement of impairment losses. In addition, SFAS No. 121 requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded may be written off if recovery is no longer probable. The Company cannot predict the effect the electric industry restructuring, discussed in Note 2, will have on the recovery of its generation-related regulatory assets. Accordingly, the Company cannot predict whether the adoption of this standard will have a significant impact on its financial position or results of operations.

Accounting for Decommissioning Expense:
- --------------------------------------
The staff of the Securities and Exchange Commission has questioned current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual expense for decommissioning could increase and (2) the estimated total cost for decommissioning could be recorded as a liability rather than accrued over time as accumulated depreciation. The Company does not believe that such changes, if required, would have an adverse effect on its results of operations or liquidity due to its current ability to recover decommissioning costs through rates.








                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 4.     Submission of Matters to a Vote of Security-Holders
            ---------------------------------------------------

On April 19, 1995, the Company held its regular annual meeting of shareholders. At that meeting, the following matters were voted as indicated:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors shall be elected and qualified:

                         For               Withheld
                         ----------        -----------

Richard A. Clarke        346,918,671       11,081,400
Harry M. Conger          348,450,714        9,549,357
William S. Davila        348,505,402        9,494,669
David M. Lawrence, MD    346,784,403       11,215,668
Richard B. Madden        348,406,770        9,593,301
George A. Maneatis       345,722,379       12,277,692
Mary S. Metz             348,038,987        9,961,084
William F. Miller        348,336,349        9,663,722
Rebecca Q. Morgan        346,612,259       11,387,812
John B.M. Place          348,217,504        9,782,567
Samuel T. Reeves         348,628,593        9,371,478
Carl E. Reichardt        348,354,243        9,645,828
John C. Sawhill          348,309,815        9,690,256
Alan Seelenfreund        345,722,226       12,277,845
Stanley T. Skinner       346,988,141       11,011,930
Barry Lawson William     348,023,492        9,976,579

2. Ratification of the selection of Arthur Andersen LLP as independent public accountants for the year 1995:

          For:                         350,465,400
          Against:                       3,498,531
          Abstain:                       4,036,140
          Broker non-votes*:                     0

3. Approval of aA shareholder proposal to limit each director's total annual compensation to 2,000 shares of the Company's common stock:

          For:                         38,843,094
          Against:                    247,430,336
          Abstain:                     14,286,952
          Broker non-votes*:           57,439,689
- ----------------------------------
* A non-vote occurs when a nominee holding shares for a beneficiary owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.


Item  5.     Other Information
             -----------------
A.  Open Access Tariffs for Wholesale Electric Transmission

On May 1, 1995, the Company filed with the Federal Energy Regulatory Commission (FERC) two electric wholesale transmission tariffs which the Company proposes be made available to all eligible wholesale customers effective July 1, 1995. The two tariffs filed by the Company, a Point-to-Point Transmission Service tariff and a Network Integration Service Transmission tariff, are based upon and are nearly identical to the pro-forma tariffs proposed by the FERC in its Notice of Proposed Rulemaking (NOPR) on open access wholesale electric transmission.

In the NOPR, which was issued March 29, 1995, the FERC proposed industry-wide open access for wholesale electric transmission service and ancillary services. The NOPR sets out certain minimum terms and conditions which the FERC expects utilities to include in any tariffs which purport to provide this open access wholesale transmission. The FERC also developed, and attached to the NOPR, pro-forma tariffs which include these minimum terms and conditions. Fundamentally, the NOPR requires that all utilities offer open access to wholesale transmission service under tariffs containing terms and conditions that make that wholesale transmission service comparable to how the utilities usethe wholesale transmission their systemsservice that utilities provide themselves. The NOPR also makes clear that the FERC intends that utilities be required to use these same tariffs in making their own wholesale power transactions.

In the tariffs filed with the FERC on May 1, the Company made a few clarifying changes to the pro-forma tariffs attached to the NOPR, but otherwise adopted those tariffs completely. Taken together, the two tariffs filed by the Company offer eligible transmission customers wholesale transmission service comparable to that which the Company provides itself.

As contemplated in the language of the NOPR, existing wholesale transmission agreements the Company has with customers will not be abrogated. Those wholesale customers will be permitted to continue taking wholesale transmission service under their existing agreements with the Company.

B.  Management Changes

On April 19, 1995, the Company announced that Stanley T. Skinner, currently president and chief executive officer (CEO) of the Company, will become chairman of the board and CEO, effective June 1, 1995. Richard A. Clarke, currently the chairman of the board, will continue to serve as a director of the Company. Robert D. Glynn Jr., currently executive vice president, will become president and chief operating officer of the Company, effective June 1, 1995. Mr. Glynn will be responsible for the Company's utility operations including customer energy services, electric supply, natural gas supply, nuclear power generation and general services.

C.  Ratios of Earnings to Fixed Charges and Ratios of Earnings to
    Combined Fixed Charges and Preferred Stock Dividends

The Company's earnings to fixed charges ratio for the three months ended March 31, 1995 was 4.16. The Company's earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 1995 was 3.67. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits 12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and 33-50707.


Item  6.     Exhibits and Reports on Form 8-K
             ---------------------------------

(a)  Exhibits:

     Exhibit 3      By-Laws as amended April 1, 1995

     Exhibit 11     Computation of Earnings Per Common Share

     Exhibit 12.1   Computation of Ratios of Earnings to Fixed
                    Charges

     Exhibit 12.2   Computation of Ratios of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends

     Exhibit 27     Financial Data Schedule

(b) Reports on Form 8-K during the first quarter of 1995 and through the date hereof:

     1.  January 4, 1995
         Item 5.  Other Events
         A.  Performance Incentive Plan - 1995 Target
         B.  California Public Utilities Commission
               Proceedings
               -  1995 Electric Rate Stabilization/Attrition
                  Rate Adjustment
               -  ECAC
               -  1988 - 1990 Gas Reasonableness Proceedings

     2.  January 19, 1995
         Item 5.  Other Events
         A.  Performance Incentive Plan - 1994 Financial Results
         B.  1994 Consolidated Earnings (unaudited)
         C.  Common Stock Dividend
         D.  California Public Utilities Commission Proceedings
             -  Core Procurement Incentive Mechanism

     3.  February 21, 1995
         Item 5.  Other Events
         A.  California Public Utilities Commission Proceedings
             -  Experimental Procurement Service for
                Customer-Identified Electric Supply

     4.  March 2, 1995
         Item 7.  Financial Statements, Pro Forma Financial
                  Information and Exhibits
         A.  1994 Financial Statements
         B.  Ratios of Earnings to Fixed Charges and Ratios of
             Earnings to Combined Fixed Charges and Preferred
             Stock Dividends


     5.  April 20, 1995
         Item 5.  Other Events
         A. Performance Incentive Plan - Year-to-Date Financial
            Results
         B. Electric Open Access NOPR
         C. California Public Utilities Commission Proceedings
            -  Electric Fuel and Sales Balancing Accounts -
               ECAC/ERAM
            -  Biennial Cost Allocation Proceeding (BCAP)
         D.  Sale of DALEN Resources Corp.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PACIFIC GAS AND ELECTRIC COMPANY




May 12, 1995                THOMAS C. LONG
                         By______________________________
                            THOMAS C. LONG
                            Controller




                           EXHIBIT INDEX


Exhibit
Number         Exhibit
- --------       --------------------------------------------------

Exhibit 3      By-Laws as amended April 1, 1995

Exhibit 11     Computation of Earnings Per Common Share

Exhibit 12.1   Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.2   Computation of Ratios of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends

Exhibit 27     Financial Data Schedule