Form 10-Q
period 1995-06-30
PACIFIC GAS & ELECTRIC CO
filed 1995-08-14
CIK 75488

FORM 10-Q
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D. C.   20549
		    ---------------------------------
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended June 30, 1995

				   OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
			      ---------      ------------

		    Commission File No. 1-2348

		    PACIFIC GAS AND ELECTRIC COMPANY
	       -------------------------------------------
	  (Exact name of registrant as specified in its charter)

	  California                              94-0742640
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

	  Yes     X                     No
	       ---------                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


	  Class                    Outstanding at July 31, 1995
     ---------------               ------------------------------
Common Stock, $5 par value                   424,390,650 shares



			      Form 10-Q
			      ---------

			  TABLE OF CONTENTS
			  -----------------

PART I.   FINANCIAL INFORMATION                                  Page
-------------------------------                                  ----

Item 1.   Consolidated Financial Statements and Notes
	    Statement of Consolidated Income...................    1
	    Consolidated Balance Sheet.........................    2
	    Statement of Consolidated Cash Flows...............    4
	    Note 1:  General
		       Basis of Presentation...................    5
		       Workforce Reductions....................    5
	    Note 2:  Electric Industry Restructuring...........    6
	    Note 3:  Natural Gas Matters
		       Gas Reasonableness Proceedings..........   11
		       Gas Accord Negotiations.................   12
	    Note 4:  Diablo Canyon.............................   12
	    Note 5:  Contingencies
		       Nuclear Insurance.......................   13
		       Environmental Remediation...............   13
		       Legal Matters...........................   14
Item 2. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
	    Competition and Changing Regulatory Environment....   17
	    Results of Operations
	      Earnings Per Common Share........................   20
	      Common Stock Dividend............................   20
	      Operating Revenues...............................   21
	      Operating Expenses...............................   21
	      Other Income and (Income Deductions).............   21
	      Regulatory Matters...............................   22
	      Nonregulated Operations..........................   24
	    Liquidity and Capital Resources
	      Sources of Capital...............................   24
	      Risk Management..................................   25
	      Investing and Financing Activity.................   25
	      Environmental Remediation........................   25
	      Legal Matters....................................   26
	    Other Matters
	      New Accounting Standard..........................   26
	      Accounting for Decommissioning Expense...........   27

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings....................................   28
	    Time-of-Use Meter Litigation/Customer
	      Notification Litigation..........................   28
	    Norcen Litigation..................................   29

Item 5.   Ratios of Earnings to Fixed Charges and
	    Ratios of Earnings to Combined Fixed
	    Charges and Preferred Stock Dividends..............   29

Item 6.   Exhibits and Reports on Form 8-K.....................   30

SIGNATURE......................................................   31


				     PART I.  FINANCIAL INFORMATION
				     ------------------------------
Item 1.  Consolidated Financial Statements
	 ---------------------------------

			      PACIFIC GAS AND ELECTRIC COMPANY
			      STATEMENT OF CONSOLIDATED INCOME
					(unaudited)
--------------------------------------------------------------------------------------------
				    Three months ended June 30,    Six months ended June  30,
(in thousands,                      --------------------------     -------------------------
except per share amounts)                  1995           1994           1995           1994
--------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                             $1,894,108     $1,904,231     $3,590,352     $3,720,208
Gas                                     506,198        482,140      1,049,939      1,126,328
Other                                    47,424         53,309        114,790        107,415
				     ----------     ----------     ----------     ----------
  Total operating revenues            2,447,730      2,439,680      4,755,081      4,953,951
				     ----------     ----------     ----------     ----------

OPERATING EXPENSES
Cost of electric energy                 550,439        695,328        989,284      1,286,480
Cost of gas                              83,349         73,378        186,912        334,764
Distribution                             44,338         55,917         85,856        112,980
Transmission                             58,720         64,354        125,475        137,046
Customer accounts and services          103,190         96,440        203,684        186,554
Maintenance                              91,831        115,498        183,871        229,154
Depreciation and decommissioning        344,293        345,310        696,476        693,743
Administrative and general              214,592        267,819        475,713        462,988
Workforce reduction adjustment                -              -        (18,195)             -
Income taxes                            304,649        210,883        570,147        460,593
Property and other taxes                 76,103         75,424        149,972        156,239
Other                                    52,256         43,624        117,049         83,031
				     ----------     ----------     ----------     ----------
  Total operating expenses            1,923,760      2,043,975      3,766,244      4,143,572
				     ----------     ----------     ----------     ----------
OPERATING INCOME                        523,970        395,705        988,837        810,379
				     ----------     ----------     ----------     ----------
OTHER INCOME AND (INCOME DEDUCTIONS)
Interest income                          17,619         11,148         32,945         21,922
Allowance for equity funds
 used during construction                 6,462          5,058         12,100          9,737
Other--net                               30,246          4,597         47,151         (3,766)
				     ----------     ----------     ----------     ----------
  Total other income and
  (income deductions)                    54,327         20,803         92,196         27,893
				     ----------     ----------     ----------     ----------
INCOME BEFORE INTEREST EXPENSE          578,297        416,508      1,081,033        838,272
				     ----------     ----------     ----------     ----------
INTEREST EXPENSE
Interest on long-term debt              162,423        167,468        324,572        323,192
Other interest charges                   13,561         11,462         28,337         44,537
Allowance for borrowed funds
  used during construction               (3,207)        (3,787)        (6,083)        (7,774)
				     ----------     ----------     ----------     ----------
  Net interest expense                  172,777        175,143        346,826        359,955
				     ----------     ----------     ----------     ----------
NET INCOME                              405,520        241,365        734,207        478,317
Preferred dividend requirement           14,494         14,362         28,988         28,820
				     ----------     ----------     ----------     ----------

EARNINGS AVAILABLE FOR
  COMMON STOCK                       $  391,026     $  227,003     $  705,219     $  449,497
				     ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    426,621        429,762        428,344        429,150

EARNINGS PER COMMON SHARE                  $.92           $.53          $1.65          $1.05

DIVIDENDS DECLARED PER COMMON SHARE        $.49           $.49          $ .98          $ .98

--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


			       PACIFIC GAS AND ELECTRIC COMPANY
				  CONSOLIDATED BALANCE SHEET
					 (unaudited)

--------------------------------------------------------------------------------------------
								     June 30,    December 31,
(in thousands)                                                          1995            1994
--------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                     $17,260,836     $17,045,247
  Diablo Canyon                                                    6,669,054       6,647,162
Gas                                                                7,609,391       7,447,879
								 -----------     -----------
    Total plant in service (at original cost)                     31,539,281      31,140,288
Accumulated depreciation and decommissioning                     (12,942,814)    (12,269,377)
								 -----------     -----------
      Net plant in service                                        18,596,467      18,870,911
								 -----------     -----------
CONSTRUCTION WORK IN PROGRESS                                        510,060         527,867

OTHER NONCURRENT ASSETS
Oil and gas properties                                                     -         437,352
Nuclear decommissioning funds                                        697,561         616,637
Investment in nonregulated projects                                  782,136         761,355
Other assets                                                         157,980         137,325
								 -----------     -----------
      Total other noncurrent assets                                1,637,677       1,952,669
								 -----------     -----------

CURRENT ASSETS
Cash and cash equivalents                                            416,277         136,900
Accounts receivable
  Customers                                                        1,252,579       1,413,185
  Other                                                               77,785          98,035
  Allowance for uncollectible accounts                               (34,165)        (29,769)
Regulatory balancing accounts receivable                           1,105,479       1,345,669
Inventories
  Materials and supplies                                             188,171         197,394
  Gas stored underground                                             134,899         136,326
  Fuel oil                                                            46,619          67,707
  Nuclear fuel                                                       151,443         140,357
Prepayments                                                           43,995          33,251
								 -----------     -----------
      Total current assets                                         3,383,082       3,539,055
								 -----------     -----------

DEFERRED CHARGES
Income tax-related deferred charges                                1,133,735       1,155,421
Diablo Canyon costs                                                  392,095         401,110
Unamortized loss net of gain on reacquired debt                      390,336         382,862
Workers' compensation and disability claims recoverable              247,065         247,209
Other                                                                660,400         732,029
								 -----------     -----------
      Total deferred charges                                       2,823,631       2,918,631
								 -----------     -----------

TOTAL  ASSETS                                                    $26,950,917     $27,809,133
								 ===========     ===========


--------------------------------------------------------------------------------------------

				  (continued on next page)


			     PACIFIC GAS AND ELECTRIC COMPANY
				CONSOLIDATED BALANCE SHEET
					(unaudited)

--------------------------------------------------------------------------------------------
								     June 30,    December 31,
(in thousands)                                                          1995            1994
--------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                      $ 2,119,100    $ 2,151,213
Additional paid-in capital                                          3,789,881      3,806,508
Reinvested earnings                                                 2,820,278      2,677,304
								  -----------    -----------
       Total common stock equity                                    8,729,259      8,635,025
Preferred stock without mandatory redemption provision                732,995        732,995
Preferred stock with mandatory redemption provision                   137,500        137,500
Long-term debt                                                      8,250,722      8,675,091
								  -----------    -----------
       Total capitalization                                        17,850,476     18,180,611
								  -----------    -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                    149,018        152,384
Workers' compensation and disability claims                           221,200        221,200
Other                                                                 784,460        644,233
								  -----------    -----------
       Total other noncurrent liabilities                           1,154,678      1,017,817
								  -----------    -----------


CURRENT LIABILITIES
Short-term borrowings                                                 210,000        524,685
Long-term debt                                                        416,939        477,047
Accounts payable
  Trade creditors                                                     321,140        414,291
  Other                                                               345,443        337,726
Accrued taxes                                                         626,235        436,467
Deferred income taxes                                                 311,674        432,026
Interest payable                                                       78,915         84,805
Dividends payable                                                     224,431        210,903
Other                                                                 427,630        643,779
								  -----------    -----------
       Total current liabilities                                    2,962,407      3,561,729
								  -----------    -----------

DEFERRED CREDITS
Deferred income taxes                                               3,872,473      3,902,645
Deferred investment tax credits                                       382,443        391,455
Noncurrrent balancing account liabilities                             173,222        226,844
Other                                                                 555,218        528,032
								  -----------    -----------
       Total deferred credits                                       4,983,356      5,048,976

CONTINGENCIES (Notes 2, 3 and 5)                                            -              -
								  -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES                              $26,950,917    $27,809,133
								  ===========    ===========


--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



			       PACIFIC GAS AND ELECTRIC COMPANY
			     STATEMENT OF CONSOLIDATED CASH FLOWS
					  (unaudited)
--------------------------------------------------------------------------------------------
								    Six months ended June 30,
							       -----------------------------
(in thousands)                                                          1995            1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  734,207      $  478,317
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                                 696,476         693,743
    Amortization                                                      69,189          54,691
    Gain on sale of DALEN                                            (13,107)              -
    Deferred income taxes and investment tax credits--net           (134,184)         26,893
    Allowance for equity funds used during construction              (12,100)         (9,737)
    Other deferred charges                                            40,427         (14,770)
    Other noncurrent liabilities                                     151,165          50,534
    Noncurrent balancing account liabilities and
      other deferred credits                                         (26,436)        167,850
    Net effect of changes in operating assets
      and liabilities
	Accounts receivable                                          185,252         (50,091)
	Regulatory balancing accounts receivable                     240,190        (166,513)
	Inventories                                                   31,738          13,861
	Accounts payable                                             (85,434)        (54,588)
	Accrued taxes                                                189,768         156,633
	Other working capital                                       (232,434)        (36,849)
    Other--net                                                        33,851          13,876
								  ----------      ----------
Net cash provided by operating activities                          1,868,568       1,323,850
								  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                                           (399,033)       (458,909)
Allowance for borrowed funds used during construction                 (6,083)         (7,774)
Nonregulated expenditures                                            (59,767)       (163,968)
Proceeds from sale of DALEN                                          340,000               -
Other--net                                                           (78,053)         16,931
								  ----------      ----------
Net cash used by investing activities                               (202,936)       (613,720)
								  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                   92,315         138,768
Common stock repurchased                                            (267,799)        (60,320)
Preferred stock issued                                                     -          62,312
Preferred stock redeemed                                                   -         (82,995)
Long-term debt issued                                                567,160          55,000
Long-term debt matured or reacquired                                (957,583)       (230,245)
Short-term debt--net                                                (314,685)       (129,151)
Dividends paid                                                      (451,082)       (441,277)
Other--net                                                           (54,581)         15,380
								  ----------      ----------
Net cash used by financing activities                             (1,386,255)       (672,528)
								  ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              279,377          37,602

CASH AND CASH EQUIVALENTS AT JANUARY 1                               136,900          61,066
								  ----------      ----------

CASH AND CASH EQUIVALENTS AT JUNE 30                              $  416,277      $   98,668
								  ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                         $  330,640      $  338,144
    Income taxes                                                     459,028         232,519

--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


		     PACIFIC GAS AND ELECTRIC COMPANY
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(unaudited)


NOTE 1:  GENERAL
----------------

Basis of Presentation:
---------------------
The accompanying unaudited consolidated financial statements of Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have been prepared in accordance with interim period reporting requirements. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in the 1994 Annual Report on Form 10-K.

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

Workforce Reductions:
--------------------
In 1994, the Company accrued $249 million in connection with its 1994-1995 workforce reduction program consisting of both a voluntary retirement incentive and severances. The majority of the severances are in generation and transmission functions.

In April 1995, the Company canceled approximately 800 of the 3,000 planned 1994-1995 reductions in order to accelerate maintenance on its system in light of the severity of the damage caused by storms in the winter of 1995 and the identification of certain facilities that would benefit from a more extensive and accelerated maintenance program. As a result, the estimated severance costs accrued and expensed in 1994 were reduced by $18.2 million in March 1995.

At June 30, 1995, a severance reserve of approximately $17.7 million remained. Charges against the reserve will be made for the approximately 100 severances remaining to be accomplished and the remaining payments to previously severed employees when paid.

The Company will not seek rate recovery for the cost of the 1994-1995 workforce reductions.



NOTE 2:  Electric Industry Restructuring
----------------------------------------

In May 1995, the California Public Utilities Commission (CPUC) released two proposed policy decisions, both the result of testimony, hearings and comments on its order instituting rulemaking and investigation (OIR/OII) on electric industry restructuring issued in April 1994. The proposals request comments on and set schedules to restructure the California electric utility industry. Three commissioners supported a policy decision which would require the establishment of a wholesale pool for power. All utility generators would be required to sell power into the pool and distribution companies on behalf of their customers would, with few exceptions, purchase all of their electric generation needs from the pool. This proposal, which would go into effect in 1997, contemplates a possible transition to direct access beginning as early as 1999 if certain implementation issues are resolved. The CPUC would use performance-based ratemaking (PBR) for any service not subject to competition. One commissioner offered an alternative policy decision which proposes immediate conversion to direct access in 1998. Under this proposal, all consumers would have the option to enter directly into individual agreements for the purchase of power from power producers.

Both proposals provide utilities reasonable assurance that they will recover substantially all past investments and commitments made in reliance on the traditional utility regulatory compact. Uneconomic assets and obligations (costs which are above market and could not be recovered under market-based pricing) are to be recovered through a competition transition charge (CTC). Neither proposal indicates precisely how the CTC is to be recovered.

Majority Proposal: Under the majority proposal, the Company, Southern California Edison Company and San Diego Gas and Electric Company would seek approval from the Federal Energy Regulatory Commission (FERC) to establish an independent system operator, who would be responsible for transmission scheduling and economic dispatch of generation. Participants in the pool would transfer operating control, but not ownership, of their transmission assets to that operator. All other power suppliers including municipal utilities, power marketing agencies, independent power producers and out-of-state generators would be invited to participate through sales or purchases to and from the pool and would be given nondiscriminatory access to transmission services.

Under the wholesale pool concept, the price of electricity provided by the generators is determined by an auction conducted by the independent system operator in real time and revealed to the market each day.
Under real time pricing, the price of electricity provided by the generators is set hourly or at some other time interval as determined by the independent system operator, reflecting changes in the cost of generation. Customers would be given the choice of a rate scheme which reflects real time pricing of generation or one which averages the cost of electricity by monthly consumption. Customers could also choose to lock in energy prices through financial contracts, referred to as contracts for differences. Real time price meters would be phased in for all customers who want them by 2003. Customers would be individually responsible for the cost of the meter.

The majority proposal would require the disaggregation of generation, transmission and distribution functions. In order to address possible market domination, the CPUC intends to consider the impacts of structural separation and whether divestiture of a portion or all of utility nonnuclear and nonhydro generation assets to independent generation firms is required. The proposal also intends to address potential remedies for abuses resulting from market domination.

Under the majority proposal, investor-owned utilities would retain ownership of their existing nuclear and hydro facilities. The CPUC hopes that the average bundled rate of nuclear and hydro facilities would be competitive with the prices expected to result from the pool, thereby minimizing or eliminating the need for further CTC recovery for these resources. However, based on the current pricing of the Company's hydro facilities and the Company's Diablo Canyon Nuclear Power Plant (Diablo Canyon), the Company expects that although significantly reduced, there may still be a need for CTC recovery for Diablo Canyon.

The majority proposal would leave intact the Diablo Canyon rate case settlement (Diablo Settlement) and contracts with existing qualifying facilities (QFs).

The majority proposal notes that other utility generating assets should also be able to compete without CTC recovery. Nonetheless, some CTC recovery would still be provided for nonnuclear, nonhydro plants which a utility retained. The CTC for these plants is defined as the difference between book and market value. Market value for retained plants would be determined administratively using a combination of a forecast of market prices for power with an annual true-up to pool prices. For these retained plants, the return on rate base would be limited by a floor and ceiling of 150 basis points below or above the utility's allowable overall return on rate base. Revenues collected in excess of the ceiling would be used to reduce the CTC.

If a utility divests itself of its generating assets, the CTC would be calculated by netting the total price received with the total book value for the plants divested.

All existing QF contracts would continue to be honored by the remaining electric distribution utility. However, the QF contract costs would be passed along to customers by imputing only the pool price as the price for QF power, with the remaining portion of the QF contract price collected as part of the CTC.

As an incentive for QF buyouts, the utility would be allowed to keep 20 percent of any savings from renegotiated QF contract capacity payments. In addition, the CPUC eventually intends to revise the "avoided cost" calculation for QF energy payments in a manner based on the pool price. Finally, the CPUC proposes to allocate 50 percent of future benefits associated with declining QF contract expenses to finance the acceleration of CTC recovery for uneconomic QF contracts.

The majority proposal indicates that regulatory assets which are specifically attributable to utility generation should get full CTC protection. The CPUC has asked for comments on which specific regulatory assets should be allowed as transition costs.

The time period for collection of the CTC is not specified in the majority proposal, but would be consistent with the current level of rates, while also allowing ratepayers the opportunity to reap the benefits of lower generation costs from the pool.

Alternative Proposal: The alternative policy decision proposes to streamline regulation and grant consumer choice through direct access by relying on direct purchase/sales arrangements between buyers and sellers of electricity. This proposal seeks to allow direct access for all customers commencing January 1, 1998.

Consistent with the majority proposal, the alternative proposal would separate generation assets from transmission, distribution and other assets. This could occur through either a sale of assets or spin-off of generation facilities to shareholders, leaving the utility owning only transmission and distribution facilities (i.e., an Electric Distribution Company, or EDC). A neutral operating company would also be established for generation dispatch and transmission operation to ensure reliability of the grid.

Similar to the majority proposal, under the alternative proposal, the EDC would be regulated under a PBR approach. In addition, the EDC would be obligated to procure electric supplies for those customers who choose to remain with the utility.

Transition costs would be levied as a monthly charge on all customers, whether they are utility or direct access customers. The CTC would be recovered over a period of time to ensure that rates do not rise above current levels. Three types of transition costs are identified in the alternative proposal: utility generation assets, QF contracts and regulatory balancing accounts.

For utility generating assets, the CTC would be 90 percent of the difference between aggregate book value and aggregate sale price (or stock price in the event of a spin-off). Diablo Canyon would be sold or spun off, but the EDC would retain the obligation to purchase Diablo Canyon power at settlement prices through January 2008. After January 2008, Diablo Canyon would compete on price. The CTC for Diablo Canyon would be computed in the same manner as for QF contracts, but Diablo Canyon would be exempt from the 90/10 split applicable to other utility generating assets provided the revised Diablo Canyon Settlement prices approved by the CPUC in May 1995, represent a rate reduction "commensurate" with the 90/10 split.

Under the alternative proposal, the EDC would retain the obligation to purchase QF power under QF contracts and would receive full recovery of all QF costs, including the uneconomic portion which would be part of the CTC. However, utilities would be allowed to retain 50 percent of any demonstrable savings resulting from renegotiated QF contracts.

The alternative proposal also allows full recovery of outstanding regulatory asset balances other than nuclear decommissioning costs, subject to CPUC approval of specific accounts in the implementation phase. For nuclear decommissioning costs, two options are proposed: ultimate sale of the plants with the new owner taking responsibility for decommissioning, or including the continued trust fund requirements in the CTC.

Company Response: In July 1995, the Company filed its response on the CPUC proposals for restructuring the electric industry. In its response, the Company reaffirmed its commitment to achieving direct access. However, if a wholesale pool under the majority proposal remains the preferred approach by the CPUC, the Company indicated that it is prepared to work towards a pool structure keeping the direct access vision in mind. Although it supports the direct access concept in the alternative proposal, the Company believes that the plan to simultaneously implement that structure for all customers raises significant technological and practical obstacles. In addition, the Company does not support the alternative proposal's requirement for immediate and complete divestiture of utility generating assets or the mandated shareholder absorption of 10 percent of the transition costs.

Under the majority proposal, the Company concluded that the transition cost mechanism is acceptable in concept, although the mechanics of its application to fossil generation assets needs further attention, and more particularly, better integration with PBR concepts.

The Company also strongly supports the majority proposal's procedure to periodically recalibrate transition costs. Under this procedure, reestimation of the CTC would occur yearly and would be reconciled and tracked using a balancing account procedure which would ensure that neither ratepayers nor the utility assume a disproportionate risk of CTC forecast error. The Company also indicated that the appropriate carrying cost for any outstanding generating asset CTC should be the authorized rate of return for the utility.

In its comments, the Company noted that apart from whether a CPUC ordered divestiture of generation assets as mandated under the alternative proposal can legally be required, the actual process of divesting, either through auction or spin-off, is itself an immensely complex, lengthy and costly undertaking. It is unlikely that this could be managed between now and when direct access is proposed to commence. In addition, the divestiture approach will likely increase CTC costs.

The CPUC has scheduled full panel hearings in August and September 1995 to assist in development of its final policy decision. The CPUC indicated that it will work with the California State Legislature (Legislature), the Governor, other western jurisdictions and the FERC to facilitate restructuring of the California electric industry. The Company intends to participate in all these proceedings.

Financial Impact of the Electric Industry Restructuring Proposal:
Based on the regulatory framework in which it operates, the Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.5 billion of regulatory assets, including balancing accounts, at June 30, 1995.

If either proposal is adopted, or the Company determines that future electric generation rates will no longer be based on cost-of-service, the Company will discontinue application of SFAS No. 71 for the electric generation portion of its operations. The Company continues to evaluate the current regulatory and competitive environment to determine whether and when such a discontinuance would be appropriate. If such discontinuance should occur, the Company would write off all applicable generation-related regulatory assets to the extent that transition cost recovery is not assured. The regulatory assets attributable to electric generation, excluding balancing accounts of $513 million which are expected to be recovered in the near term, were approximately $1.5 billion at June 30, 1995. This amount could vary depending on the allocation methods used.

The electric industry restructuring and transition to a competitive environment may also adversely impact the Company's returns on its investments in utility generation assets and its ability to recover certain other costs, including QF power purchase obligations. In the event that recovery of these costs and investments, through the CTC or otherwise, becomes unlikely, the Company would write off applicable portions of the generation assets and record a charge to earnings related to the recovery of other costs. The net book value of the Company's generation assets, excluding Diablo Canyon, was approximately $2.7 billion at June 30, 1995. The net book value of the Company's investment in Diablo Canyon was approximately $5.0 billion at June 30, 1995.

Based on the nature of the CTC recovery for uneconomic generation assets, obligations related to QF facilities and generation-related regulatory assets proposed in the majority and alternative proposals, the Company currently does not anticipate a material impairment due to the impending electric industry restructuring. However, should the CPUC or the Legislature modify these proposals, an impairment loss could ultimately occur.

Currently, the Company is unable to predict the final outcome of the electric industry restructuring or predict whether such outcome will have a significant impact on its financial position or results of operations.



NOTE 3:  Natural Gas Matters
----------------------------

Gas Reasonableness Proceedings:
------------------------------
Recovery of energy costs through the Company's regulatory balancing account mechanisms is subject to a CPUC determination that such costs were reasonable. Under the current regulatory framework, annual reasonableness proceedings are conducted by the CPUC on a historic calendar year basis.

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

In March 1995, the CPUC approved a $.5 million settlement agreement between the Division of Ratepayer Advocates (DRA) and the Company which resolves $11.4 million of disallowances recommended by the DRA relating to non-Canadian gas issues arising from the 1991 record period.

A number of other reasonableness issues related to the Company's gas procurement practices, transportation capacity commitments and supply operations for periods dating from 1988 to 1994 are still under review by the CPUC. The DRA had recommended disallowances of $131 million and a penalty of $50 million and indicated that it was considering additional recommendations for pending issues. The Company and the DRA have signed settlement agreements to resolve most of these issues for a $68 million disallowance.

Significant issues covered by the settlement agreements include (1) the Company's purchases of Canadian gas in 1991 and 1992 for its electric department and its core customers from 1991 through May 1994; (2) the Company's purchase of Southwest and California gas for its core customers from 1992 through May 1994; (3) the investigation by the DRA of Alberta and Southern Gas Co. Ltd. (A&S) and proposed investigation of Alberta Natural Gas Company Ltd. for the period 1988 through May 1994; (4) the effects of Canadian gas prices on amounts paid by the Company for Northwest power purchases for 1988 through 1992 and power from QFs and geothermal producers for 1991 and 1992; (5) the Company's gas storage operations for 1992; (6) the Company's unresolved Southwest gas procurement activities for 1988 through 1990; and (7) Canadian gas restructuring transition costs billed to PG&E by Pacific Gas Transmission Company (PGT).

Agreements with the DRA do not constitute a CPUC decision and are subject to modification by the CPUC in its final decisions.

The Company has accrued approximately $196 million for gas reasonableness matters, of which $90 million was recorded in the first quarter of 1994. Such accruals include the CPUC decisions for the years 1988 through 1990 and issues covered by the settlement agreements described above. The Company believes the ultimate outcome of these matters will not have a significant impact on its financial position or results of operations.

Gas Accord Negotiations:
-----------------------
In July 1995, a CPUC Administration Law Judge approved a request by the Company to suspend hearings on the market impacts of the PG&E portion of the PGT/PG&E Pipeline Expansion Project. The Company sought suspension of such hearings to enable parties to engage in meaningful settlement negotiations encompassing both a restructuring of PG&E's gas transmission operations and a broad range of gas related issues arising from various proceedings. All other individual gas proceedings are continuing while the gas accord negotiations are being conducted. Specific issues to be covered by the proposed gas accord will be determined as negotiations continue.

Negotiations are expected to begin in August or September 1995. In November 1995, a proposed gas accord or a status report will be submitted to the CPUC.

The Company believes the ultimate outcome of the gas accord negotiations will not have a significant impact on its financial position or results of operation.

NOTE 4:  Diablo Canyon
----------------------

On May 24, 1995, the CPUC issued its decision approving an agreement providing for a modification to the pricing provisions of the Diablo Settlement. The agreement was executed in December 1994 by the Company, the DRA, the California Attorney General and several other parties representing energy consumers.

Under the modification approved by the CPUC, the price for power produced by Diablo Canyon is reduced from the level set in the Diablo Settlement as originally adopted in 1988; all other terms and conditions of the Diablo Settlement remain unchanged. The new prices are shown in the table below. Based on Diablo Canyon's current operating performance, the modification will result in approximately $2.1 billion less revenue through 1999, compared to the original pricing provisions of the Diablo Settlement.



	    Diablo Canyon Price (cents) per kilowatt-hour

				      1995   1996   1997   1998   1999
				      ----   ----   ----   ----   ----
Original Settlement Agreement Price* 12.15  12.42  12.70  12.98  13.28
Modified Price                       11.00  10.50  10.00   9.50   9.00

--------------
* Assumes 3.5% inflation

After December 31, 1999, the escalating portion of the Diablo Canyon price will increase using the same formula specified in the Diablo Settlement. The modification provides the Company with the right to reduce the price below the amount specified if it so chooses.

The CPUC decision approving the modification adopts the parties' proposal that the difference between the Company's revenue requirement under the original Diablo Settlement prices and the proposed prices be applied to the Company's energy cost balancing account until the undercollection in that account as of December 31, 1995, is fully amortized.

NOTE 5:  Contingencies
----------------------

Nuclear Insurance:
-----------------
The Company is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). Under these policies, if the nuclear plant of a member utility is damaged or the member incurs costs beyond those covered by insurance for business interruption due to a prolonged accidental outage, the Company may be subject to maximum assessments of $28 million (property damage) and $7 million (business interruption), in each case per policy period, in the event losses exceed the resources of NML or NEIL.

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

Environmental Remediation:
-------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. The Company may be required to pay for remedial action at sites where the Company has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA; federal Superfund law) or the California Hazardous Substance Account Act (California Superfund law). These sites include former manufactured gas plant sites and sites used by the Company for the storage or disposal of materials which may be determined to present a threat to human health or the environment because of an actual or potential release of hazardous substances. Under CERCLA, the Company's financial responsibilities may include remediation of hazardous wastes, even if the Company did not deposit those wastes on the site.

The overall cost of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Company has an accrued liability at June 30, 1995, of $100 million for hazardous waste remediation costs. The costs may be as much as $245 million if, among other things, the Company is held responsible for cleanup at additional sites, other potentially responsible parties are not financially able to contribute to these costs, or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Company is responsible.

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

As of June 30, 1995, the Company has paid $50 million to escrow and reserved an additional $100 million against any future potential liability in this case. The Company believes the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

Cities Franchise Fees Litigation: In May 1994, the City of Santa Cruz filed a complaint in Superior Court against the Company on behalf of itself and purportedly as a class action on behalf of 106 other cities with which the Company has certain electric franchise contracts. The complaint alleges that, since at least 1987, the Company has intentionally underpaid its franchise fees to the cities in an unspecified amount.

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

The Court has certified the class of 107 cities in this action and approved the City of Santa Cruz as the class representative. The Company has filed a motion for summary judgment in this case and a motion to decertify the class. The case is set for trial in October 1995.

Should the cities prevail on the issue of franchise fee calculation methodology, the Company's annual systemwide city electric franchise fees could increase by approximately $17 million. Damages for alleged underpayments in prior years could be as much as $114 million (exclusive of interest, estimated to be $27 million as of June 30, 1995).

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.


Item 2.   Management's Discussion and Analysis of Consolidated
	  ----------------------------------------------------
	  Results of Operations and Financial Condition
	  ---------------------------------------------

Pacific Gas and Electric Company (PG&E) and its wholly owned and majority-owned subsidiaries (collectively, the Company) have three types of operations: utility, Diablo Canyon Nuclear Power Plant (Diablo Canyon) and nonregulated through PG&E Enterprises (Enterprises). The Company is engaged principally in the business of supplying electric and natural gas services throughout most of Northern and Central California. The Company's operations are regulated by the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC), among others.

Competition and Changing Regulatory Environment:
-----------------------------------------------
The energy utility industry continues to move toward a more competitive environment. The Company is faced with many challenges and has taken several significant actions to position itself to compete effectively in a restructured utility industry. However, there have been delays in instituting the regulatory reforms necessary to open markets to competition.

In May 1995, following more than one year of testimony, comments and hearings on the CPUC's order instituting rulemaking and investigation on the restructuring of the California electric utility industry, the CPUC issued two proposed policy decisions. The proposal by the majority of the commissioners supports the concept of a wholesale power pool. This proposal, which would go into effect in 1997, contemplates a possible transition to direct access beginning no earlier than 1999 if certain implementation issues are resolved. Under this proposal, all generators would be required to sell power generated into the pool and distribution companies, on behalf of their customers would, with few exceptions, purchase all of their electric generation needs from the pool. Under the wholesale pool proposal, performance-based ratemaking would be used for any services not subject to competition.

One commissioner offered an alternative proposal which supports immediate conversion to direct access for all customers beginning in 1998. Both proposals call for the separation of generation, transmission and distribution functions and the possibility of mandatory divestiture of generation assets. The proposals also support transition cost recovery of uneconomic assets and obligations (i.e., costs which are above market and could not be recovered under market-based pricing) through a competition transition charge (CTC).

In July 1995, the Company filed its response on the CPUC proposals for restructuring the electric industry. In its response, the Company reaffirmed its commitment to achieving direct access. However, if a wholesale pool as contemplated under the majority proposal remains the preferred approach by the CPUC, the Company indicated that it is prepared to work towards a pool structure keeping the direct access vision in mind. Under either proposal, the Company believes that significant technological, regulatory (state and federal) and practical obstacles will have to be overcome. In addition, the Company does not support immediate and complete divestiture of utility generating assets or the mandated shareholder absorption of a portion of transition costs associated with generating plants. The Company does believe that the transition recovery for qualifying facilities and regulatory assets is equitable.

The proposed policy decisions are subject to hearings and state legislative review before either could be implemented. (See Note 2 of Notes to Consolidated Financial Statements for further discussion.)

In addition to working closely with the CPUC on the electric industry restructuring, the Company has made several proposals to modify existing regulatory processes and to provide additional pricing flexibility to those customers with the most competitive options.

In June 1995, the FERC accepted, subject to refund and the outcome of the FERC Notice of Proposed Rulemaking (NOPR) on open access, the Company's proposed open access wholesale electric transmission tariffs, effective July 1, 1995. These tariffs conform to the guidelines laid out in the FERC NOPR on open access wholesale transmission with very few modifications. The NOPR requires that all utilities offer open access wholesale transmission service under tariffs that are comparable to the wholesale transmission service that utilities provide themselves. The Company's open access filing proposes to enhance the existing wholesale market and is a step towards the goal of promoting eventual competition in electric generation for all customers.

In August 1995, the Company filed comments with the FERC on the NOPR. In its comments, the Company indicated that it strongly supports the direction of the FERC reflected in the NOPR. The Company also believes that it is essential that the FERC afford the utilities the opportunity to propose in the future new innovative transmission models that would respond more efficiently to changing market demands once open access is widespread. This flexibility will become increasingly important as the volume of transactions on the system increases and retail wheeling emerges as an option for customers.

The Company supports the FERC's recognition that full transition cost recovery is appropriate, that the states have the primary role in determining and levying transition cost surcharges for retail customers, and that transition cost recovery at the FERC is appropriate for former retail customers which municipalize or in other ways become wholesale entities. The Company also encourages the FERC to clarify that its jurisdictional demarcation between transmission and distribution facilities cannot be circumvented by retail customers attempting to evade state transition cost charges. A final rule on the NOPR is not expected to be issued before mid-1996.

The Company is also actively pursuing changes in its gas business. In July 1995, the Company proposed that parties in pending gas proceedings before the CPUC (See Regulatory Matters) negotiate a wide-ranging settlement of such proceedings as part of a restructuring of its gas transmission business.

The Company cannot predict the ultimate outcome of the ongoing changes that are taking place in the utility industry. However, the Company believes the end result will involve a fundamental change in the way it conducts business. These changes may impact financial operating trends and make the Company's earnings more volatile. The Company is actively seeking regulatory and operational changes that will allow it to provide energy services in a safe, reliable and competitive manner while achieving strong financial performance.

Results of Operations:
---------------------
The Company's results of operations for the three-month and six-month periods ended June 30, 1995, and 1994, are reflected in the following table:

THREE MONTHS ENDED
JUNE 30
								Diablo
(in millions, except per share amounts)            Utility      Canyon      Enterprises     Total
1995
Operating revenues                                 $ 1,856      $  545         $   47      $ 2,448
Operating expenses                                   1,540         323             61        1,924
						   -------      ------         ------      -------
Operating income (loss)                            $   316      $  222         $  (14)     $   524
						   =======      ======         ======      =======
Net income                                         $   213      $  183         $   10      $   406
						   =======      ======         ======      =======
Earnings per common share                          $   .48      $  .42         $  .02      $   .92
						   =======      ======         ======      =======
1994
Operating revenues                                 $ 1,989      $  398         $   53      $ 2,440
Operating expenses                                   1,709         279             56        2,044
						   -------      ------         ------      -------
Operating income (loss)                            $   280      $  119         $   (3)     $   396
						   =======      ======         ======      =======
Net income (loss)                                  $   174      $   80         $  (13)     $   241
						   =======      ======         ======      =======
Earnings (loss) per common share                   $   .38      $  .18         $ (.03)     $   .53
						   =======      ======         ======      =======

SIX MONTHS ENDED
JUNE 30
								Diablo
(in millions, except per share amounts)            Utility      Canyon      Enterprises     Total

1995
Operating revenues                                 $ 3,631      $1,009         $  115      $ 4,755
Operating expenses                                   3,015         609            142        3,766
						   -------      ------         ------      -------
Operating income (loss)                            $   616      $  400         $  (27)     $   989
						   =======      ======         ======      =======
Net income                                         $   405      $  322         $    7      $   734
						   =======      ======         ======      =======
Earnings per common share                          $   .89      $  .74         $  .02      $  1.65
						   =======      ======         ======      =======
Total assets at June 30                            $19,696      $5,854         $1,401      $26,951
						   =======      ======         ======      =======


1994
Operating revenues                                 $ 4,014      $  833         $  107      $ 4,954
Operating expenses                                   3,450         582            112        4,144
						   -------      ------         ------      -------
Operating income (loss)                            $   564      $  251         $   (5)     $   810
						   =======      ======         ======      =======
Net income (loss)                                  $   315      $  176         $  (13)     $   478
						   =======      ======         ======      =======
Earnings (loss) per common share                   $   .69      $  .39         $ (.03)     $  1.05
						   =======      ======         ======      =======
Total assets at June 30                            $19,926      $6,131         $1,165      $27,222
						   =======      ======         ======      =======

Earnings Per Common Share:
-------------------------
The Company earnings per common share for both the three-month and six-month periods ended June 1995, were greater than for the same periods in the previous year. As discussed below, each of the Company's operations reported higher earnings per common share in 1995.

Utility earnings per common share for the three-month period ended June 30, 1995, were higher than for the comparable period in 1994, reflecting a charge in 1994 for litigation reserves. Utility earnings per common share for the six-month period ended June 30, 1995, were higher than for the comparable period in 1994, reflecting charges in the first quarter of 1994 related to the CPUC disallowances in the gas reasonableness proceedings for 1988 through 1990 and a reserve for other gas matters.

Earnings per common share for Diablo Canyon for the three-month and six-month periods ended June 30, 1995, increased as compared with the same periods in 1994 due to fewer scheduled refueling days and unscheduled outages in 1995, partially offset by the impact of the modified price for power produced by Diablo Canyon. The next refueling is scheduled to begin September 30, 1995 (Unit 1).

In June 1995, Enterprises completed its sale of DALEN Resources Corp. (DALEN). The transaction resulted in an after tax gain of $.03 per common share. (See Nonregulated Operations section for further discussion.) In June 1994, Enterprises entered into multiple contracts to sell certain of its oil and gas properties. As a result, the Company's earnings per common share for the three-month and six-month periods ended June 30, 1994, included a writedown of $.03 per common share for certain oil and gas properties held for sale.

Common Stock Dividend:
---------------------
In May 1995, the Board of Directors declared a quarterly dividend of $.49 per common share which corresponds to an annualized dividend of $1.96 per common share. The Company's common stock dividend is based on a number of financial considerations, including sustainability, financial flexibility and competitiveness with investment opportunities of similar risk. The Company has a long-term objective of reducing its dividend payout ratio (dividends declared divided by earnings available for common stock) to reflect the increased business risk in the utility industry.

At this time, the Company is unable to determine the impact, if any, the restructuring of the electric industry will have on the Company's ability to increase its dividends in the future.

Operating Revenues:
------------------
Electric revenues for the six-month period ending June 30, 1995, decreased $130 million, compared to the same period in 1994, primarily due to a decrease in balancing account revenues resulting from lower electric energy costs caused by favorable hydro conditions and lower natural gas prices. This decrease was offset by favorable operating revenues from Diablo Canyon resulting from fewer scheduled refueling days and unscheduled outages in 1995. These results were partially offset by a decrease in the price per kilowatt-hour (kWh) as provided in the modified pricing provisions of the Diablo Canyon rate case settlement (Diablo Canyon Settlement). Based on Diablo Canyon's current operating performance, the modification will result in approximately $2.1 billion less revenue through 1999, compared to the original pricing provisions of the Diablo Canyon Settlement. After December 31, 1999, the escalating portion of the Diablo Canyon price will increase using the same formula specified in the Diablo Canyon Settlement. (See Note 4 of Notes to Consolidated Financial Statements.)

Gas revenues for the six-month period ended June 30, 1995, decreased $76 million compared to the same period in 1994 primarily due to a decrease in balancing account revenues resulting from a decline in the volume and price of gas purchased.

Operating Expenses:
------------------
Operating expenses for the three-month and six-month periods ended June 30, 1995, decreased $120 million and $377 million, respectively, compared to the same periods in 1994, primarily due to the lower cost of electric energy. The cost of electric energy was $145 million and $297 million less in the three-month and six-month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The reduction in costs was primarily due to favorable hydro conditions. Most of the cost of gas decrease of $148 million in the six-month period ended June 30, 1995, compared to the same period in 1994, was due to higher prices paid during the first three months of 1994. Administrative and general expense was $53 million less in the three-month period ended June 30, 1995, compared to the same period in 1994, primarily due to an increase in litigation reserves recorded in 1994. Partially offsetting these operating expense decreases was an increase in income tax expense. Income tax expense increased as a result of higher income in 1995.

Other Income and (Income Deductions):
------------------------------------
Other -- net for the six-month period ended June 30, 1994, included accruals related to the CPUC gas reasonableness proceedings. There were no charges recorded in the same period in 1995 related to gas reasonableness proceedings. (See Note 3 of Notes to Consolidated Financial Statements.)

Regulatory Matters:
------------------
In addition to the CPUC electric industry restructuring proposal (discussed further in Note 2 of Notes to Consolidated Financial Statements) and related proposals, there are other ongoing regulatory matters with respect to revenues and costs which will impact the Company's rates in 1995 and beyond. In applications related to electric rates, the Company has proposed to extend through 1996 its rate freeze which began in 1993. The freeze has been approved by the CPUC through the end of 1995. Overall, the Company has requested decreases in its gas rates compared to rates in effect for 1995. The more significant of these pending applications are discussed below.

Hearings in the revenue requirements phase of the Company's 1996 General Rate Case (GRC) application for base rates effective January 1, 1996, were completed in June 1995. As a result of updated information, the Company has revised its request and is currently seeking an $87 million decrease in electric revenues and a $191 million decrease in gas revenues, compared to 1995 rates. During the hearing process, the Division of Ratepayer Advocates (DRA), a consumer advocacy branch of the CPUC, revised its position to recommend a $331 million decrease in electric revenues and a $291 million decrease in gas revenues, compared to 1995 rates. A significant portion of the difference between the revenue change requested by the Company and that recommended by the DRA relates to administrative and general expenses and the level of wages and benefits. Other intervenors have made proposals to lower electric revenues by approximately $100 million and gas revenues by approximately $40 million, above the DRA recommendations. A final decision on the revenue requirements phase of the application is expected in December 1995. The Company believes that 1996 revenues ultimately adopted by the CPUC may be significantly less than that requested by the Company and to the extent the Company is unable to identify additional cost reductions to offset revenue reductions, earnings in 1996 would decrease.

In June 1995, the Company updated its April 1995 energy cost application with the CPUC which seeks to continue the Company's retail electric rate freeze through the end of 1996. In order to maintain the freeze, the Company proposed deferring the recovery of an estimated $85 million of the electric balancing account undercollection beyond 1996. Based on the consolidation of the outstanding electric cases that would become effective January 1, 1996, including the energy cost and the GRC proceedings, it is currently expected that the deferral of the electric balancing account undercollection will not be required.

In August 1995, the DRA updated its report in the Company's 1996 energy cost proceeding recommending a reduction of approximately $62 million in the energy cost revenue requirement requested by the Company in the Energy Cost proceedings primarily due to lower gas cost and purchased power expenses.

In April 1995, the Company's application with the CPUC requesting a gas rate increase of approximately $170 million annually for the two-year period beginning October 1, 1995, was updated and revised, lowering the increase to $25 million. The Company's request reflects a decrease in gas costs, an increase in transportation costs and the collection of amounts previously deferred in balancing accounts. If the Company's request is adopted, rates will be effective January 1, 1996, concurrent with the implementation of the GRC.

In May 1995, the Company filed an application with the CPUC requesting the following cost of capital for 1996:


			     Capital                         Weighted
			       Ratio      Cost/Return      Cost/Return
			     -------      -----------      -----------
Common equity                 48.00%         12.07%           5.79%
Long-term debt                46.50%          7.64%           3.55%
Preferred stock                5.50%          8.13%           0.45%
							      -----
Total return on
average utility rate base                                     9.79%
							      =====

If approved, the Company's request will not result in a rate increase.

In July 1995, the DRA filed its 1996 cost of capital proposal recommending for the Company (excluding PG&E's portion of the PGT/PG&E Pipeline Expansion Project) a return on common equity of 11.15 percent and an overall return on utility rate base of 9.35 percent. The DRA recommended a utility capital structure that was consistent with that proposed by the Company. The DRA's proposal would result in annual revenue requirement decreases of $72 million for electric rates and $23 million for gas rates effective January 1, 1996. A final CPUC decision is expected in the fourth quarter of 1995.

In November 1993, the Company placed in service an expansion of its natural gas transmission system from the Canadian border into California. The PGT/PG&E Pipeline Expansion Project (Pipeline Expansion) provides additional firm transportation capacity to Northern and Southern California and the Pacific Northwest. The total cost of construction was approximately $1.7 billion. The Company has filed applications with the FERC (for the Pacific Gas Transmission Company
(PGT) or interstate portion) and the CPUC (for the PG&E or California portion) requesting that capital and operating costs be found reasonable. Revenues are currently being collected under rates approved by the FERC and the CPUC, subject to adjustment. As part of the Company's cost of capital application, the Company has requested a separate capital structure, a return on equity of 13.00 percent and an overall rate of return of 9.41 percent for the PG&E portion of the Pipeline Expansion (the PG&E Pipeline Expansion). The DRA has recommended that the Company be allowed a return on equity of 12.15 percent and an overall rate of return of 9.13 percent on the PG&E Pipeline Expansion.

In June 1995, a CPUC administrative law judge (ALJ) issued an order setting hearings to consider the market impacts of the PG&E Pipeline Expansion. The ALJ's order also re-opened the proceeding in which the CPUC had approved the PG&E Pipeline Expansion, in order to consider alleged discovery violations committed by the Company in that proceeding.

In July 1995, the ALJ approved a request by the Company to suspend on the market impacts hearings in the PG&E Pipeline Expansion proceeding. The Company sought a suspension of such hearings to enable parties to engage in meaningful settlement negotiations encompassing both a restructuring of PG&E's gas transmission operations and a broad range of gas-related issues arising from various proceedings. (See Note 3 of Notes to Consolidated Financial Statements for further discussion.) Settlement negotiations are expected to begin in August or September 1995. Any gas accord proposal arising from such negotiations would be subject to CPUC approval. The Company believes the ultimate outcome of the gas accord negotiations will not have a significant impact on its financial position or results of operations.

Nonregulated Operations:
-----------------------
The Company, through its wholly owned subsidiary, Enterprises, has taken steps to position itself to compete in the nonregulated energy business. Enterprises makes the majority of its investments in nonregulated energy projects through a joint venture, U.S. Generating Company, which invests, owns and operates plants in the United States. Enterprises, in partnership with Bechtel Enterprises, Inc., has formed a company named International Generating Co., Ltd. (InterGen) to develop, build, own and operate international electric generation projects.

In August 1994, Enterprises and Bechtel Enterprises, Inc., completed the acquisition of J. Makowski Co., Inc. (JMC), a Boston-based company engaged in the development of natural gas-fueled power generation projects and natural gas distribution, supply and underground storage projects. The final purchase price was approximately $250 million. Enterprises' effective ownership share of JMC is approximately 90 percent.

In June 1995, the Company completed its sale of DALEN. The sales price was $455 million, including $340 million cash and assumption of $115 million of existing debt. The sale resulted in an after tax gain of approximately $13 million.

Liquidity and Capital Resources
-------------------------------

Sources of Capital:
------------------
The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing. The Company's policy is to finance its assets with a capital structure that minimizes financing costs, maintains financial flexibility, and complies with regulatory guidelines. This policy ensures that the Company can raise capital to meet its utility obligation to serve and its other investment objectives. During the six-month period ended June 30, 1995, the Company issued $92 million of common stock, primarily through its Dividend Reinvestment Program and Savings Fund Plan. The Company purchased on the open market $268 million of common stock during the six-month period ended June 30, 1995.

Risk Management:
---------------
The Company uses a number of techniques to mitigate its financial risk, including the purchase of commercial insurance, the maintenance of systems of internal control and the selected use of financial instruments. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

The majority of the Company's financing is done on a fixed-term basis, thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to eliminate the effects of fluctuations in interest rates and foreign currency exchange rates on certain of its debt.

Investing and Financing Activity:
--------------------------------
During the six-month period ended June 30, 1995, the Company's capital expenditures were $399 million. This represents a $60 million decrease from the same period in the preceding year.

During the six-month period ended June 30, 1995, the Company redeemed or repurchased approximately $114 million of mortgage bonds. Also, the Company plans to redeem $150 million of perpetual, redeemable preferred stock on September 1, 1995.

During the six-month period ended June 30, 1995, PGT, a wholly owned subsidiary of PG&E, completed the sale of $400 million of debt securities through a shelf offering filed with the Securities and Exchange Commission. Additionally, PGT issued commercial paper, $170 million of which was outstanding at June 30, 1995. The commercial paper is supported by a five-year $200 million bank revolving credit agreement. The commercial paper outstanding at June 30, 1995, is classified as long-term since PGT intends to renew or replace it with long-term borrowings. Substantially all of the proceeds from the debt offering and sale of commercial paper were used to refinance outstanding debt of PGT.

Environmental Remediation:
-------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Although the ultimate cost that will be incurred by the Company in connection with its compliance and remediation activities is difficult to estimate, the Company has an accrued liability at June 30, 1995, of $100 million for hazardous waste remediation costs. The costs could be as much as $245 million, due to uncertainty concerning the Company's responsibility and the extent of contamination, the complexity of environmental laws and regulations and the selection of compliance alternatives. (See Note 5 of Notes to Consolidated Financial Statements.)

Legal Matters:
-------------
In the normal course of business, the Company is named as a party in a number of claims and lawsuits. Substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

There are three significant litigation cases which are discussed in
Note 5 of Notes to Consolidated Financial Statements. These cases involve claims for personal injury and property damage, as well as punitive damages, allegedly suffered as a result of exposure to chromium near the Company's Hinkley Compressor Station, antitrust claims for damages as a result of Canadian natural gas purchases by one of the Company's wholly owned subsidiaries and a claim that the Company underpaid franchise fees.

Other Matters
-------------

New Accounting Standard:
-----------------------
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of." The Company must adopt SFAS No. 121 by January 1, 1996, but may elect to adopt it earlier.

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

Based on the nature of CTC recovery for generation-related regulatory assets proposed in the majority and alternative electric industry restructuring proposals discussed in Note 2 of Notes to Consolidated Financial Statements, the Company currently does not anticipate a material impairment of its regulatory assets due to the impending electric industry restructuring.

However, should the CPUC or the California State Legislature modify these proposals, an impairment loss related to regulatory assets attributable to electric generation and other investments in utility generation assets could ultimately result.

Accounting for Decommissioning Expense:
--------------------------------------
The staff of the Securities and Exchange Commission has questioned current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual expense for decommissioning could increase and (2) the estimated total cost for decommissioning could be recorded as a liability rather than accrued over time as accumulated depreciation. The Company does not believe that such changes, if required, would have an adverse effect on its results of operations or liquidity due to its current ability to recover decommissioning costs through rates.


		   PART II.  OTHER INFORMATION
		   ---------------------------

Item 1.     Legal Proceedings
	    -----------------

A.  Time-Of-Use Meter/Customer Notification Litigation

As previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1994, in July 1994 five individuals filed a complaint in the Stanislaus County Superior Court against the Company on behalf of themselves and purportedly as a class action on behalf of all of the Company's customers, for "refund of unlawfully charged fees." The alleged class was later broadened to include customers of the Turlock Irrigation District (TID), which purchases power from the Company. The complaint alleged that the Company improperly failed to notify its customers of the most favorable rates available to each particular customer (focusing, in particular, on the "time-of-use" billing option) and sought damages estimated to be in excess of $16 billion.

In April 1995, the Court granted portions of the Company's demurrer in this case, holding that two of the individual plaintiffs did not have standing to sue. The claims relating to those individuals and the customers of TID have been dropped.

On June 8, 1995, the three remaining plaintiffs filed an amended complaint which alleges that (a) under certain circumstances the Company has a duty to notify a particular customer of the most favorable rate for that customer and (b) the Company has systematically failed to reasonably advise new and existing customers of available advantageous rate structures, including the time-of-use billing option. The amended complaint estimates class wide damages related to time-of-use rates to be in excess of $16 billion and that the damages relating to other programs and rate structures is at least an additional $10 billion. The amended complaint also seeks $100 billion in exemplary damages relating to the Company's alleged willful failure to provide required notice to customers of rate options.

On July 11, 1995, the Company filed (i) a motion to strike the class and leave only the claims of the three individual plaintiffs, (ii) a motion for summary judgment against one of the three plaintiffs and
(iii) a demurrer asserting that the California Public Utilities Commission (CPUC) has exclusive jurisdiction and that the Superior Court should dismiss the entire action. These motions are scheduled to be heard later in 1995.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.



B.     Norcen Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, in March 1994, Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) filed a complaint in the U.S. District Court, Northern District of California, against the Company and Pacific Gas Transmission Company (PGT), a wholly owned subsidiary of the Company. Norcen Marketing has a 30-year gas transportation contract with PGT, which is guaranteed by Norcen Energy. The complaint alleged that PGT and the Company wrongfully induced Norcen Energy and Norcen Marketing to enter into the 30-year contract by concealing legal action taken by the Company before the CPUC (requesting clarification that gas shipped on the PGT portion of the Pipeline Expansion should pay the Company's incremental Expansion rates for in-state service) two days before Norcen Marketing's contract became binding. The complaint also alleged breach of representations to plaintiffs that the Company would not "unreasonably" build its Pipeline Expansion with less than "sufficient" firm subscription and a breach of an agreement between PGT and a Norcen predecessor relating to the installation of additional capacity. In addition to state law contract claims, the complaint also alleged a series of federal and state antitrust claims related to the construction of the Pipeline Expansion and the Company's alleged refusals to allow access to the original PGT and California transmission systems. Those antitrust claims were dismissed by the Court in September 1994, and subsequently reasserted in part by plaintiffs in an amended complaint filed in October 1994.

On July 27, 1995, the District Court issued an order on the Company's motion to dismiss the amended complaint. The order dismisses all of plaintiffs' federal and state antitrust claims, but does not dismiss various state law contract claims, including claims based on fraudulent inducement and breach of contract. In addition to recission of their gas transportation contract, the plaintiffs are seeking an unspecified amount of contract damages. Based on available information, plaintiffs' out-of-pocket contract damages appear to be less than $10 million. The plaintiffs are also seeking punitive damages in connection with the remaining state law claims.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

Item  5.     Other Information
	     -----------------

Ratios of Earnings to Fixed Charges and Ratios of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

The Company's earnings to fixed charges ratio for the six months ended June 30, 1995 was 4.47. The Company's earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 1995 was 3.97. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits
12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and
33-50707.

Item  6.     Exhibits and Reports on Form 8-K
	     ---------------------------------

(a)  Exhibits:

     Exhibit 3      By-Laws as amended June 1, 1995

     Exhibit 11     Computation of Earnings Per Common Share

     Exhibit 12.1   Computation of Ratios of Earnings to Fixed
		    Charges

     Exhibit 12.2   Computation of Ratios of Earnings to Combined
		    Fixed Charges and Preferred Stock Dividends

     Exhibit 27     Financial Data Schedule

(b) Reports on Form 8-K during the second quarter of 1995 and through the date hereof:

     1.  April 20, 1995
	 Item 5.  Other Events
	 A.  Performance Incentive Plan - Year-to-Date Financial
	     Results
	 B.  Electric Open Access NOPR
	 C.  California Public Utilities Proceedings
	     -  Electric Fuel and Sales Balancing Accounts -
		ECAC/ERAM
	     -  Biennial Cost Allocation Proceeding (BCAP)
	 D.  Sale of DALEN Resources Corp.

     2.  May 17, 1995
	 Item 5. Other Events
	 A.  California Public Utilities Commission Proceedings
	     -  Diablo Canyon Rate Case Settlement

     3.  May 23, 1995
	 Item 5. Other Events
	 A.  Potential Acquisition of United Energy Limited

     4.  May 26, 1995
	 Item 5. Other Events
	 A.  California Public Utilities Commission Proceedings
	      -  Electric Industry Restructuring
	      -  Diablo Canyon Rate Case Settlement
	      -  Biennial Cost Allocation Proceeding
	      -  Experimental Procurement Service for Customer-
		 Identified Electric Supply
	 B.  Common Stock Repurchase Program

     5.  July 14, 1995
	 Item 5. Other Events
	 A.  Gas Restructuring and Settlement Proposal

     6.  July 20, 1995
	 Item 5. Other Events
	 A.  Performance Incentive Plan - Year-to-Date Financial
	     Results



			    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			 PACIFIC GAS AND ELECTRIC COMPANY




August 11, 1995             GORDON R. SMITH
			 By________________________________
			    GORDON R. SMITH
			    Senior Vice President and Chief
			    Financial Officer



			    EXHIBIT INDEX


Exhibit
Number                Exhibit
-------               ---------------------------------------

3                     By-Laws as amended June 1, 1995

11                    Computation of Earnings Per
		      Common Share

12.1                  Computation of Ratios of Earnings
		      to Fixed Charges

12.2                  Computation of Ratios of Earnings
		      to Combined Fixed Charges and Preferred
		      Stock Dividends

27                    Financial Data Schedule