Form 10-Q
period 1995-09-30
PACIFIC GAS & ELECTRIC CO
filed 1995-11-13
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ---------------------------------
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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
            Yes     X                     No
               ---------                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at November 3, 1995
     ---------------               ------------------------------
Common Stock, $5 par value                   419,026,849 shares



                              Form 10-Q
                              ---------
                          TABLE OF CONTENTS
                          -----------------

PART I.   FINANCIAL INFORMATION                                  Page
-------------------------------                                  ----

Item 1.   Consolidated Financial Statements and Notes
            Statement of Consolidated Income...................    1
            Consolidated Balance Sheet.........................    2
            Statement of Consolidated Cash Flows...............    4
            Note 1:  General
                       Basis of Presentation...................    5
                       Workforce Reductions....................    5
            Note 2:  Electric Industry Restructuring...........    6
            Note 3:  Natural Gas Matters
                       Gas Reasonableness Proceedings..........   11
                       Transwestern Commitment.................   12
                       Gas Accord Negotiations.................   12
            Note 4:  Diablo Canyon.............................   13
            Note 5:  Contingencies
                       Nuclear Insurance.......................   14
                       Environmental Remediation...............   14
                       Legal Matters...........................   15
Item 2. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
            Competition and Changing Regulatory Environment....   18
            Holding Company Proposal...........................   20
            Results of Operations
              Earnings Per Common Share........................   22
              Common Stock Dividend............................   22
              Operating Revenues...............................   23
              Operating Expenses...............................   23
              Other Income and (Income Deductions).............   24
              Regulatory Matters...............................   24
              Nonregulated Operations..........................   26
            Liquidity and Capital Resources
              Sources of Capital...............................   26
              Risk Management..................................   27
              Investing and Financing Activity.................   27
              Environmental Remediation........................   27
              Legal Matters....................................   28
            Other Matters
              New Accounting Standard..........................   28
              Accounting for Decommissioning Expense...........   29

PART II.  OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings..................................   30
              Time-of-Use Meter Customer Notification
                Litigation.....................................   30
            Cities Franchise Fees Litigaiton...................   30
            Coastal League Litigation..........................   31
            California Attorney General Investigation..........   31
Item 5.     Helms Pumped Storage Plant.........................   32
            Ratios of Earnings to Fixed Charges and
              Ratios of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends............   33
Item 6.     Exhibits and Reports on Form 8-K...................   33

SIGNATURE......................................................   34


                                    PART I.  FINANCIAL INFORMATION
                                    ------------------------------
Item 1.  Consolidated Financial Statements
         ---------------------------------

                              PACIFIC GAS AND ELECTRIC COMPANY
                              STATEMENT OF CONSOLIDATED INCOME
                                        (unaudited)
--------------------------------------------------------------------------------------------
                          Three months ended September 30,    Nine months ended September 30,
(in thousands,            -------------------------------     ------------------------------
except per share amounts)             1995           1994                1995           1994
--------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                        $2,140,347     $2,356,034          $5,730,699     $6,076,242
Gas                                478,806        446,552           1,528,745      1,572,880
Other                               26,070         52,635             140,860        160,050
                                ----------     ----------          ----------     ----------
  Total operating revenues       2,645,223      2,855,221           7,400,304      7,809,172
                                ----------     ----------          ----------     ----------

OPERATING EXPENSES
Cost of electric energy            728,070        862,962           1,717,354      2,149,442
Cost of gas                         52,860         74,514             239,772        409,278
Distribution                        51,945         41,290             137,801        154,270
Transmission                        59,128         63,025             184,603        200,071
Customer accounts and services     109,462         95,532             313,146        282,086
Maintenance                        114,994         93,942             298,865        323,096
Depreciation and
   decommissioning                 328,753        347,867           1,025,229      1,041,610
Administrative and general         273,956        234,291             749,669        697,279
Workforce reductions                     -              -             (18,195)             -
Income taxes                       296,562        347,939             866,709        808,532
Property and other taxes            74,631         71,267             224,603        227,506
Other                               49,236         37,898             166,285        120,929
                                ----------     ----------          ----------     ----------
  Total operating expenses       2,139,597      2,270,527           5,905,841      6,414,099
                                ----------     ----------          ----------     ----------
OPERATING INCOME                   505,626        584,694           1,494,463      1,395,073
                                ----------     ----------          ----------     ----------
OTHER INCOME AND (INCOME
   DEDUCTIONS)
Interest income                     17,570         13,810              50,515         35,732
Allowance for equity funds
 used during construction            5,592          5,042              17,692         14,779
Other--net                          11,877         (1,463)             59,028         (5,229)
                                ----------     ----------          ----------     ----------
  Total other income and
  (income deductions)               35,039         17,389             127,235         45,282
                                ----------     ----------          ----------     ----------
INCOME BEFORE INTEREST EXPENSE     540,665        602,083           1,621,698      1,440,355
                                ----------     ----------          ----------     ----------
INTEREST EXPENSE
Interest on long-term debt         153,999        164,156             478,571        487,348
Other interest charges              12,122         15,928              40,459         60,465
Allowance for borrowed funds
  used during construction          (3,049)        (3,634)             (9,132)       (11,408)
                                ----------     ----------          ----------     ----------
  Net interest expense             163,072        176,450             509,898        536,405
                                ----------     ----------          ----------     ----------
NET INCOME                         377,593        425,633           1,111,800        903,950
Preferred dividend requirement      15,901         14,494              44,889         43,314
                                ----------     ----------          ----------     ----------
EARNINGS AVAILABLE FOR
  COMMON STOCK                  $  361,692     $  411,139          $1,066,911     $  860,636
                                ==========     ==========          ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING               421,578        430,439             426,064        429,584

EARNINGS PER COMMON SHARE             $.85           $.96               $2.50          $2.00

DIVIDENDS DECLARED PER COMMON SHARE   $.49           $.49               $1.47          $1.47

--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.




                               PACIFIC GAS AND ELECTRIC COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                         (unaudited)

--------------------------------------------------------------------------------------------
                                                                September 30,    December 31,
(in thousands)                                                          1995            1994
--------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                    $ 17,480,211    $ 17,045,247
  Diablo Canyon                                                    6,672,534       6,647,162
Gas                                                                7,691,905       7,447,879
                                                                ------------    ------------
    Total plant in service (at original cost)                     31,844,650      31,140,288
Accumulated depreciation and decommissioning                     (13,309,716)    (12,269,377)
                                                                ------------    ------------
      Net plant in service                                        18,534,934      18,870,911
                                                                ------------    ------------
CONSTRUCTION WORK IN PROGRESS                                        455,241         527,867

OTHER NONCURRENT ASSETS
Oil and gas properties                                                     -         437,352
Nuclear decommissioning funds                                        730,284         616,637
Investment in nonregulated projects                                  819,492         761,355
Other                                                                148,241         137,325
                                                                ------------    ------------
      Total other noncurrent assets                                1,698,017       1,952,669
                                                                ------------    ------------

CURRENT ASSETS
Cash and cash equivalents                                            338,755         136,900
Accounts receivable
  Customers                                                        1,362,499       1,413,185
  Other                                                               72,495          98,035
  Allowance for uncollectible accounts                               (32,567)        (29,769)
Regulatory balancing accounts receivable                           1,075,410       1,345,669
Inventories
  Materials and supplies                                             176,708         197,394
  Gas stored underground                                             153,284         136,326
  Fuel oil                                                            43,129          67,707
  Nuclear fuel                                                       157,625         140,357
Prepayments                                                           38,323          33,251
                                                                ------------    -----------
      Total current assets                                         3,385,661       3,539,055
                                                                ------------    ------------

DEFERRED CHARGES
Income tax-related deferred charges                                1,090,955       1,155,421
Diablo Canyon costs                                                  386,999         401,110
Unamortized loss net of gain on reacquired debt                      384,405         382,862
Workers' compensation and disability claims recoverable              247,065         247,209
Other                                                                697,653         732,029
                                                                ------------    ------------
      Total deferred charges                                       2,807,077       2,918,631
                                                                ------------    ------------

TOTAL  ASSETS                                                   $ 26,880,930    $ 27,809,133
                                                                ============    ============


--------------------------------------------------------------------------------------------

                                  (continued on next page)



                             PACIFIC GAS AND ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEET
                                        (unaudited)

--------------------------------------------------------------------------------------------
                                                                September 30,    December 31,
(in thousands)                                                          1995            1994
--------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                      $ 2,091,930    $ 2,151,213
Additional paid-in capital                                          3,740,433      3,806,508
Reinvested earnings                                                 2,879,978      2,677,304
                                                                  -----------    -----------
       Total common stock equity                                    8,712,341      8,635,025
Preferred stock without mandatory redemption provision                582,995        732,995
Preferred stock with mandatory redemption provision                   137,500        137,500
Long-term debt                                                      8,207,071      8,675,091
                                                                  -----------    -----------
       Total capitalization                                        17,639,907     18,180,611
                                                                  -----------    -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                    147,410        152,384
Workers' compensation and disability claims                           221,200        221,200
Other                                                                 827,649        644,233
                                                                  -----------    -----------
       Total other noncurrent liabilities                           1,196,259      1,017,817
                                                                  -----------    -----------


CURRENT LIABILITIES
Short-term borrowings                                                 106,304        524,685
Long-term debt                                                        444,715        477,047
Accounts payable
  Trade creditors                                                     368,367        414,291
  Other                                                               420,410        337,726
Accrued taxes                                                         591,419        436,467
Deferred income taxes                                                 286,206        432,026
Interest payable                                                      172,224         84,805
Dividends payable                                                     219,828        210,903
Other                                                                 487,922        643,779
                                                                  -----------    -----------
       Total current liabilities                                    3,097,395      3,561,729
                                                                  -----------    -----------

DEFERRED CREDITS
Deferred income taxes                                               3,802,305      3,902,645
Deferred investment tax credits                                       377,936        391,455
Noncurrent balancing account liabilities                              187,879        226,844
Other                                                                 579,249        528,032
                                                                  -----------    -----------
       Total deferred credits                                       4,947,369      5,048,976

CONTINGENCIES (Notes 2, 3 and 5)                                            -              -
                                                                  -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES                              $26,880,930    $27,809,133
                                                                  ===========    ===========


--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.




                               PACIFIC GAS AND ELECTRIC COMPANY
                             STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (unaudited)
--------------------------------------------------------------------------------------------
                                                              Nine months ended September 30,
                                                              ------------------------------
(in thousands)                                                          1995            1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 1,111,800      $  903,950
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                               1,025,229       1,041,610
    Amortization                                                     128,463          83,520
    Gain on sale of DALEN                                            (13,107)              -
    Deferred income taxes and investment tax credits--net           (189,512)        275,459
    Allowance for equity funds used during construction              (17,692)        (14,779)
    Other deferred charges                                            10,134          35,274
    Other noncurrent liabilities                                     142,294         206,183
    Noncurrent balancing account liabilities and
        other deferred credits                                        12,252         102,590
    Net effect of changes in operating assets
      and liabilities
        Accounts receivable                                           79,024         (18,150)
        Regulatory balancing accounts receivable                     270,259        (415,991)
        Inventories                                                   28,306          (3,566)
        Accounts payable                                              36,760         (16,050)
        Accrued taxes                                                154,952         292,820
        Other working capital                                        (73,006)        (17,688)
    Other--net                                                        50,385          (1,196)
                                                                  ----------      ----------
Net cash provided by operating activities                          2,756,541       2,453,986
                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (641,897)       (686,486)
Allowance for borrowed funds used during construction                 (9,132)        (11,408)
Nonregulated expenditures                                           (107,370)       (491,926)
Proceeds from sale of DALEN                                          340,000               -
Other--net                                                           (59,822)         16,625
                                                                  ----------      ----------
Net cash used by investing activities                               (478,221)     (1,173,195)
                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                  116,095         208,654
Common stock repurchased                                            (449,692)       (121,277)
Preferred stock issued                                                     -          62,312
Preferred stock redeemed                                            (168,130)        (83,020)
Long-term debt issued                                                704,480          55,000
Long-term debt matured or reacquired                              (1,110,652)       (321,620)
Short-term debt--net                                                (418,381)       (417,858)
Dividends paid                                                      (674,128)       (666,453)
Other--net                                                           (76,057)         83,919
                                                                  ----------      ----------
Net cash used by financing activities                             (2,076,465)     (1,200,343)
                                                                  ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              201,855          80,448

CASH AND CASH EQUIVALENTS AT JANUARY 1                               136,900          61,066
                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                         $  338,755      $  141,514
                                                                  ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                         $  389,934      $  420,834
    Income taxes                                                     849,934         403,219

--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.




                     PACIFIC GAS AND ELECTRIC COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1:  GENERAL
----------------

Basis of Presentation:
---------------------
The accompanying unaudited consolidated financial statements of Pacific Gas and Electric Company (PG&E) and its wholly owned and controlled subsidiaries (collectively, the Company) have been prepared in accordance with interim period reporting requirements. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in the 1994 Annual Report on Form 10-K.

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

Workforce Reductions:
--------------------
In December 1994, the Company accrued $249 million in connection with its 1994-1995 workforce reduction program consisting of both a voluntary retirement incentive and severances. The majority of the severances are in generation and transmission functions.

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

At September 30, 1995, a severance reserve of approximately $11 million remained. Charges against the reserve will be made for the approximately 60 severances remaining to be accomplished and the remaining payments to previously severed employees when paid.

The Company will not seek rate recovery for the cost of the 1994-1995 workforce reductions.



NOTE 2:  Electric Industry Restructuring
----------------------------------------

In May 1995, the California Public Utilities Commission (CPUC) released two proposed policy decisions, both the result of testimony, hearings and comments on its order instituting rulemaking and investigation (OIR/OII) on electric industry restructuring issued in April 1994. The proposals request comments and set schedules to restructure the California electric utility industry. Three commissioners supported a policy decision which would require the establishment of a wholesale pool for power. All utility generators would be required to sell power into the pool and distribution companies on behalf of their customers would, with few exceptions, purchase all of their electric generation needs from the pool. This proposal, which would go into effect in 1997, contemplates a possible transition to direct access beginning as early as 1999 if certain implementation issues are resolved. The CPUC would use performance-based ratemaking (PBR) for any service not subject to competition. One commissioner offered an alternative policy decision which proposes complete conversion to direct access in 1998. Under this proposal, all consumers would have the option to enter directly into individual agreements for the purchase of power from producers.

Both proposals provide utilities reasonable assurance that they will recover substantially all past investments and commitments made in reliance on the traditional utility regulatory compact. Uneconomic assets and obligations (costs which are above market and could not be recovered under market-based pricing) would be recovered through a competition transition charge (CTC). However, neither proposal indicates precisely how the CTC is to be measured or recovered.

Majority Proposal: Under the majority proposal, participants in the pool would transfer operating control, but not ownership, of their transmission assets to an independent system operator (ISO). The ISO would be responsible for transmission scheduling and economic dispatch of generation. All other power suppliers would be invited to sell to the pool or purchase from it and would be given nondiscriminatory access to transmission services.

Under the wholesale pool concept, the price of electricity provided by the generators is determined by an auction conducted by the ISO in real time and revealed to the market each day. Under real-time pricing, the price of electricity provided by the generators is set hourly or at some other time interval as determined by the ISO, reflecting changes in the cost of generation. Customers would be given the choice of a rate scheme which reflects real-time pricing of generation or one which averages the cost of electricity by monthly consumption. Customers could also choose to lock in energy prices through financial contracts, referred to as "contracts for differences." Real-time price meters would be phased in for all customers who want them by 2003. Customers would be individually responsible for the cost of the meter.

The majority proposal would require the disaggregation of generation, transmission and distribution functions. In order to address possible market domination, the CPUC intends to consider the impacts of structural separation and whether divestiture of a portion or all of utility nonnuclear and nonhydro generation assets to independent generation firms is required.

Under the majority proposal, investor-owned utilities would retain ownership of their existing nuclear and hydro facilities. The CPUC hopes that the average bundled rate of nuclear and hydro facilities would be competitive with the prices expected to result from the pool, thereby minimizing or eliminating the need for further CTC recovery for these resources. However, based on the current pricing of the Company's hydro facilities and the Company's Diablo Canyon Nuclear Power Plant (Diablo Canyon), the Company expects that there may still be a need for CTC recovery for Diablo Canyon, although it would be reduced.

The majority proposal would leave intact the Diablo Canyon rate case settlement (Diablo Settlement) and contracts with existing qualifying facilities (QFs).

The majority proposal notes that other utility generating assets should also be able to compete without CTC recovery. Nonetheless, if necessary, some CTC recovery would still be provided for nonnuclear, nonhydro plants which a utility retained. The CTC for these plants is defined as the difference between book and market value. Market value for retained plants would be determined administratively using a combination of a forecast of market prices for power with an annual true-up to pool prices. For these retained plants, the return on rate base would be limited by a floor and ceiling of 150 basis points below or above the utility's allowable overall return on rate base. Revenues collected in excess of the ceiling would be used to reduce the CTC.

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

The majority proposal indicates that regulatory assets which are specifically attributable to utility generation would be recovered through the CTC. The CPUC has asked for comments on which specific regulatory assets should be allowed as transition costs.

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

Transition costs would be levied as a monthly charge on all customers, whether they are utility or direct access customers. The CTC would be recovered over a period of time to ensure that rates do not rise above current levels. Three types of transition costs are identified in the alternative proposal: utility generation assets, QF contracts and regulatory assets.

For utility generation assets, the CTC would be 90 percent of the difference between aggregate book value and aggregate sale price (or stock price in the event of a spin-off). Diablo Canyon would be sold or spun off, but the EDC would retain the obligation to purchase Diablo Canyon power at Diablo Canyon Settlement prices through January 2008. After January 2008, Diablo Canyon would compete on price. The CTC for Diablo Canyon would be computed in the same manner as for QF contracts, but Diablo Canyon would be exempt from the 90/10 split applicable to other utility generating assets provided the revised Diablo Canyon Settlement prices approved by the CPUC in May 1995, represent a rate reduction "commensurate" with the 90/10 split.

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

Company Response: In July 1995, the Company filed its response on the CPUC proposals for restructuring the electric industry. In its response, the Company reaffirmed its commitment to achieving direct access. However, if a wholesale pool under the majority proposal remains the preferred approach by the CPUC, the Company indicated that it is prepared to work towards a pool structure keeping the direct access vision in mind. Although it supports the direct access concept in the alternative proposal, the Company believes that the plan to simultaneously implement that structure for all customers raises significant technological and practical obstacles. In addition, the Company does not support the alternative proposal's requirement for immediate and complete divestiture of utility generating assets or the mandated shareholder absorption of ten percent of the transition costs.

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

Since the release of the above proposed policy decisions, the CPUC has received comments from many parties. In addition, in September 1995, a Memorandum of Understanding (MOU) setting forth joint recommendations from Southern California Edison Company and a coalition of independent power producers and major customers was submitted to the CPUC. The plan described in the MOU recommends: (1) the simultaneous development of a power pool or exchange and direct access no later than January 1, 1998, with the phase-in of direct access for retail customers over a five-year period; (2) creation of an ISO which will manage and provide access to the transmission system on a nondiscriminatory basis; and (3) a nonbypassable CTC designed to fully recover past utility investments and obligations. Although the CPUC has solicited comments on the MOU, it is unclear at this point how the MOU will influence the restructuring of the electric industry.

Additionally, the CPUC commissioners have asked for comments on a number of restructuring issues. In October 1995, in a coordinating commissioner ruling, commissioners asked participants to comment on the feasibility of a one-time ten percent rate cut for small customers, a hypothetical partial divestiture of utility generation assets, and a number of questions about transmission and dispatch of generation and grid operations as described in the MOU. The Company's responses to the MOU and commissioners' questions, essentially repeat and augment positions taken earlier.

The CPUC held full panel hearings in August and September 1995 to assist in development of its final policy decision. The CPUC indicated that it will work with the California State Legislature (Legislature), the Governor, other western jurisdictions and the Federal Energy Regulatory Commission to facilitate restructuring of the California electric industry. The Company intends to participate in all these proceedings.

Financial Impact of the Electric Industry Restructuring Proposal:
Based on the regulatory framework in which it operates, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $3.4 billion of regulatory assets, including balancing accounts, at September 30, 1995.

If either CPUC proposal is adopted, or the Company determines that future electric generation rates will no longer be based on cost-of-service, the Company will discontinue application of SFAS No. 71 for the electric generation portion of its operations. The Company continues to evaluate the current regulatory and competitive environment to determine whether and when such a discontinuance would be appropriate. If such discontinuance should occur, the Company would write off applicable generation-related regulatory assets to the extent that transition cost recovery is not assured. The regulatory assets attributable to electric generation, excluding balancing accounts of $467 million which are expected to be recovered in the near term, were approximately $1.5 billion at September 30, 1995. This amount could vary depending on the allocation methods used.

The electric industry restructuring and transition to a competitive environment may also adversely impact the Company's returns on its investments in utility generation assets and its ability to recover certain other costs, including QF power purchase obligations. In the event that recovery of these costs and investments, through the CTC or otherwise, becomes unlikely, the Company would write off applicable portions of the generation assets and record a charge to earnings related to the recovery of other costs. The net book value of the Company's generation assets, excluding Diablo Canyon, was approximately $2.7 billion at September 30, 1995. The net book value of the Company's investment in Diablo Canyon was approximately $4.9 billion at September 30, 1995.

While neither the majority nor the alternative proposal indicates precisely how the CTC will be determined, based on the CTC described included in the two proposals, the Company does not anticipate a material impairment due to the impending electric industry restructuring. However, should final regulations differ materially from these proposals, an impairment loss could occur. Currently, the Company is unable to predict the final outcome of the electric industry restructuring or predict whether such outcome will have a significant impact on its financial position or results of operations.


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

In March 1994, the CPUC issued decisions covering the years 1988 through 1990, ordering disallowances of approximately $90 million of gas costs, plus accrued interest of approximately $25 million through 1993 for the Company's Canadian gas procurement activities, and $8 million for gas inventory operations. The Company has filed a lawsuit in a federal district court challenging the CPUC decision on Canadian gas costs. In September 1995, the federal court denied a motion filed by the CPUC to dismiss the lawsuit.

In March 1995, the CPUC approved a $.5 million settlement agreement between the Division of Ratepayer Advocates (DRA) and the Company which resolves $11.4 million of disallowances recommended by the DRA relating to non-Canadian gas issues arising from the 1991 record period.

In October 1995, a CPUC Administrative Law Judge (ALJ) issued a proposed decision on the reasonableness of certain of the Company's operations during 1992. The ALJ recommended adoption of one of the settlement agreements discussed below for resolution of those 1992 non-Canadian gas issues covered by that agreement.

In the proposed decision, the ALJ also ordered a disallowance of $18 million of costs associated with the Company's gas transportation commitment with Transwestern Pipeline Company (Transwestern). This proposed decision does not constitute a CPUC decision and may be accepted, modified or rejected by the CPUC in its final decision. (See further discussion in the Transwestern Commitment section below.)

A number of other reasonableness issues related to the Company's gas procurement practices, transportation capacity commitments and supply operations for periods dating from 1988 to 1994 are still under review by the CPUC. The DRA had recommended disallowances of $155 million and a penalty of $50 million and indicated that it was considering additional recommendations for pending issues. The Company and the DRA have signed two settlement agreements to resolve most of these issues for a $68 million disallowance.

Significant issues covered by the settlement agreements include (1) the Company's purchases of Canadian gas in 1991 and 1992 for its electric department and its core customers from 1991 through May 1994; (2) the Company's purchase of Southwest and California gas for its core customers from 1992 through May 1994; (3) the investigation by the DRA of Alberta and Southern Gas Co. Ltd. (A&S) and proposed investigation of Alberta Natural Gas Company Ltd for the period 1988 through May 1994; (4) the effects of Canadian gas prices on amounts paid by the Company for Northwest power purchases for 1988 through 1992 and power from QFs and geothermal producers for 1991 and 1992; (5) the Company's gas storage operations for 1992; (6) the Company's unresolved Southwest gas procurement activities for 1988 through 1990; and (7) Canadian gas restructuring transition costs billed to PG&E by Pacific Gas Transmission Company (PGT). Agreements with the DRA do not constitute a CPUC decision and are subject to modification by the CPUC in its final decisions.

As of September 30, 1995, the Company has accrued approximately $265 million for gas reasonableness matters. Such accruals include the CPUC decisions for the years 1988 through 1990 and issues covered by the settlement agreements described above. The Company believes the ultimate outcome of these matters will not have a significant impact on its financial position or results of operations.

Settlement of certain other unresolved gas issues is being negotiated as part of the "Gas Accord" negotiations discussed below.

Transwestern Commitment:
-----------------------
The Company has a 15-year gas transportation contract with Transwestern for 200 million cubic feet per day of firm capacity. In a proposed decision on the reasonableness of the Company's 1992 operations, the ALJ concluded that it was unreasonable for the Company to subscribe for transportation capacity with Transwestern. The proposed decision concluded that the Company was unable to prove the benefits of such capacity during 1992 and denied recovery of Transwestern charges for that year. The proposed decision further orders that costs for the capacity in subsequent years of the contract which expires in 2007 be disallowed unless the Company can demonstrate that the benefits of the commitment outweigh the costs. Currently, the annual demand charges for the Transwestern contract are approximately $28 million. The Company will contest this proposed decision.

The Company is actively pursuing the resolution of the issue of past and future Transwestern costs as part of the Gas Accord negotiations discussed below. The Company believes the ultimate resolution of Transwestern costs, either through settlement negotiations or future reasonableness proceedings, will not have a significant adverse impact on its financial position or results of operations.

Gas Accord Negotiations:
-----------------------
In October 1995, the Company announced that it had presented a proposal, called the Gas Accord, to numerous parties active in the California gas marketplace, including consumer groups, industrial customers, shippers and marketers. The Company has invited these parties to join it in a collaborative effort to develop a restructuring of the California gas market.



The Gas Accord consists of three broad initiatives:

-  Increased Customer Choice

Since 1988, large industrial and commercial customers (noncore customers) have had the option of buying gas directly from the supplier of their choice, and only paying the Company for transmission and distribution services. Residential and small commercial customers (core customers) have had the same option under a pilot program since 1991. Under the Gas Accord, the Company proposes to give all customers greater ability to choose their gas suppliers in the future. The Company proposes to implement a test marketing program with core customers and to form an advisory group to determine the simplest and most effective ways for core customers to buy gas directly from any supplier.

-  Separation of Transmission and Distribution Rates

The Company proposes to separately charge for, or "unbundle," its gas transmission and distribution services. This would give industrial and commercial customers and gas suppliers more flexibility with respect to the purchase of gas transportation services.

-  Resolution of Existing Regulatory Issues

The Company also proposes to settle several outstanding gas regulatory issues that are currently pending at the CPUC in separate proceedings. These issues include the Company's capacity commitments with Transwestern, the Interstate Transition Cost Surcharge case, and the reasonableness proceeding for the PG&E portion of the PGT/PG&E Pipeline Expansion Project.

Negotiations on the Gas Accord began in October 1995. Any agreement reached by the Company and other parties must be approved by the CPUC before it may be implemented.

The Company believes the ultimate outcome of the Gas Accord negotiations, including resolution of gas regulatory issues, will not have a significant impact on its financial position or results of operation.

NOTE 4:  Diablo Canyon
----------------------

In May 1995, the CPUC issued its decision approving an agreement providing for a modification to the pricing provisions of the Diablo Settlement. The agreement was executed in December 1994 by the Company, the DRA, the California Attorney General and several other parties representing energy consumers.

Under the modification approved by the CPUC, the price for power produced by Diablo Canyon is reduced from the level set in the Diablo Settlement as originally adopted in 1988; all other terms and conditions of the Diablo Settlement remain unchanged. The modified prices for 1995 through 1999 are 11.0 cents, 10.5 cents, 10.0 cents,
9.5 cents, and 9.0 cents per kilowatt-hour, respectively, effective January 1. Based on Diablo Canyon's current operating performance, the modification will result in approximately $2.1 billion less revenue through 1999, compared to the original pricing provisions of the Diablo Settlement.

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

NOTE 5:  Contingencies
----------------------

Nuclear Insurance:
-----------------
The Company is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). Under these policies, if the nuclear plant of a member utility suffers a property damage loss or a business interruption loss due to a prolonged accidental outage, the Company may be subject to maximum assessments of $28 million (property damage) and $8 million (business interruption), in each case per policy period, in the event losses exceed the resources of NML or NEIL.

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

The overall cost of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Company has an accrued liability at September 30, 1995, of $108 million for hazardous waste remediation costs. The costs may be as much as $266 million if, among other things, the Company is held responsible for cleanup at additional sites, other potentially responsible parties are not financially able to contribute to these costs, or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Company is responsible.

The Company will seek recovery of prudently incurred hazardous waste compliance and remediation costs through ratemaking procedures approved by the CPUC. The Company believes the ultimate outcome of these matters will not have a significant adverse impact on its financial position or results of operations.

Legal Matters:
-------------
Stanislaus Litigation: A lawsuit was filed by the County of Stanislaus, California, and a residential customer of the Company, purportedly as a class action on behalf of all natural gas customers of the Company during the period of February 1988 through October 1993. The lawsuit alleged that the purchase of natural gas in Canada by A&S was accomplished in violation of various antitrust laws resulting in increased prices of natural gas for PG&E's customers. Damages to the class members were estimated as potentially exceeding $800 million. The complaint indicated that the damages to the class could include over $150 million paid by the Company to terminate the contracts with the Canadian gas producers in November 1993. The court has granted the plaintiffs' motion seeking class certification.

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

As of September 30, 1995, the Company has paid $50 million to escrow and reserved an additional $150 million against any future potential liability in this case. The Company believes the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

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

The Court has certified the class of 107 cities in this action and approved the City of Santa Cruz as the class representative. The
Court has denied the Company's motion for summary judgment and class decertification. The case is set for trial in February 1996.

Should the cities prevail on the issue of franchise fee calculation methodology, the Company's annual systemwide city electric franchise fees could increase by approximately $17 million. Damages for alleged underpayments in prior years could be as much as $114 million (exclusive of interest, estimated to be $29 million as of September 30, 1995).

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.


Item 2.   Management's Discussion and Analysis of Consolidated
          ----------------------------------------------------
          Results of Operations and Financial Condition
          ---------------------------------------------

Pacific Gas and Electric Company (PG&E) and its wholly owned and controlled subsidiaries (collectively, the Company) have three types of operations: utility, Diablo Canyon Nuclear Power Plant (Diablo Canyon) and nonregulated through PG&E Enterprises (Enterprises). The Company is engaged principally in the business of supplying electric and natural gas services throughout most of Northern and Central California. Substantially all of the Company's operations are regulated by the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC), among others.

Competition and Changing Regulatory Environment:
-----------------------------------------------
The energy utility industry continues to move toward a more competitive environment. The Company is faced with many challenges and has taken several significant actions to position itself to compete effectively in a restructured utility industry.

In May 1995, following more than one year of testimony, comments and hearings on the CPUC's order instituting rulemaking and investigation on the restructuring of the California electric utility industry, the CPUC issued two proposed policy decisions. The proposal by the majority of the commissioners supports the concept of a wholesale power pool. This proposal, which would go into effect in 1997, contemplates a possible transition to direct access beginning no earlier than 1999 if certain implementation issues are resolved. Under this proposal, all utility generators would be required to sell power into the pool and distribution companies, on behalf of their customers would, with few exceptions, purchase all of their electric generation needs from the pool. Under the wholesale pool proposal, performance-based ratemaking would be used for any services not subject to competition.

One commissioner offered an alternative proposal which supports complete conversion to direct access for all customers beginning in 1998. Both proposals call for the separation of generation, transmission and distribution functions and the possibility of mandatory divestiture of generation assets. The proposals also support transition cost recovery of uneconomic assets and obligations (i.e., costs which are above market and could not be recovered under market-based pricing) through a competition transition charge (CTC).

In July 1995, the Company filed its response on the CPUC proposals for restructuring the electric industry. In its response, the Company reaffirmed its commitment to achieving direct access. However, if a wholesale pool as contemplated under the majority proposal remains the preferred approach by the CPUC, the Company indicated that it is prepared to work towards a pool structure keeping the direct access vision in mind. Under either proposal, the Company believes that significant technological, regulatory (state and federal) and practical obstacles will have to be overcome. In addition, the Company does not support an immediate and complete divestiture of utility generating assets or mandated shareholder absorption of a portion of transition costs associated with generating plants.

Currently, the CPUC is considering a Memorandum of Understanding (MOU) submitted to the CPUC in September 1995, which sets forth joint recommendations from Southern California Edison Company and a coalition of independent power producers and major customers. The plan described in the MOU recommends the simultaneous development of a power pool or exchange and direct access no later than January 1, 1998, with the phase-in of direct access for retail customers over a five-year period. The plan also includes a nonbypassable CTC designed to fully recover past utility investments and obligations. Under the MOU plan, an independent system operator would manage the transmission system and find the most efficient mix of plants to supply the electricity. The CPUC has solicited comments on the MOU, but it is uncertain at this time how it will influence the restructuring of the electric industry.

Additionally, the CPUC commissioners have asked for comments on a number of restructuring issues, including specific questions about the MOU. The commissioners request comments on the feasibility of a one-time ten percent rate cut for small customers, reactions to a hypothetical partial divestiture of utility generation assets, and transmission and dispatch procedures and grid operations described in the MOU. The Company has responded to these questions, essentially repeating and augmenting earlier positions.

The proposed policy decisions and any modifications are subject to hearings and state legislative review before either could be implemented. (See Note 2 of Notes to Consolidated Financial Statements for further discussion.)

In addition to working closely with the CPUC on the electric industry restructuring, the Company has made several proposals to modify existing regulatory processes and to provide additional pricing flexibility to those customers with the most competitive options.

In June 1995, the FERC accepted, subject to refund and the outcome of the FERC Notice of Proposed Rulemaking (NOPR) on open access, the Company's proposed open access wholesale electric transmission tariffs, effective July 1, 1995. These tariffs conform to the guidelines laid out in the FERC NOPR on open access wholesale transmission with very few modifications. The NOPR requires that all utilities offer open access wholesale transmission service under tariffs that are comparable to the wholesale transmission service that utilities provide themselves. The Company's open access filing proposes to enhance the existing wholesale market and is a step towards the goal of promoting competition in electric generation for all customers.

In August 1995, the Company filed comments with the FERC on the NOPR indicating that it strongly supports the direction of the FERC reflected in the NOPR. The Company also believes that it is essential that the FERC afford the utilities the opportunity to introduce new innovative transmission models that would allow utilities to respond more efficiently to changing market demands. The Company also supports the FERC's recognition that full transition cost recovery is appropriate, that the states have the primary role in determining and levying transition cost surcharges on retail customers, and that transition cost recovery at the FERC is appropriate for former retail customers which municipalize or in other ways become wholesale entities. A final rule on the NOPR is not expected to be issued before mid-1996.

The Company is also actively pursuing changes in its gas business. In October 1995, the Company announced it had presented a proposal, called the Gas Accord, to numerous parties active in the California gas marketplace. The Company has invited these parties to join it in a collaborative effort to develop a restructuring of the California gas market. The Gas Accord proposes three broad initiatives: (1) increase in customer choice by promoting the ability of all customers to choose their gas suppliers, (2) separation, or "unbundling", of rates for gas transmission and distribution services, and (3) resolution of existing regulatory issues.

Negotiations on the Gas Accord began in October 1995. Any agreement reached by the Company and other parties must be approved by the CPUC before it may be implemented. (See Note 3 of Notes to Consolidated Financial Statements for further discussion.)

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

Holding Company Proposal:
------------------------
In October 1995, the Board of Directors (Board) of PG&E authorized management to seek appropriate regulatory approvals for the formation of a holding company structure. Under such structure, the holders of common stock of PG&E would become the holders of common stock of a new holding company which, in turn, would own all the common stock of PG&E. The debt and preferred stock of PG&E would remain outstanding at the PG&E level and would not become obligations or securities of the holding company.

This transaction would not result in any change in the Company's ownership of California utility operations, which currently are conducted by PG&E and represent substantially all of the assets, revenues and earnings of the Company consolidated group. It is intended that the Company's ownership interest in Pacific Gas
Transmission Company (PGT) and Enterprises, two of the Company's wholly owned subsidiaries representing approximately ten percent of the Company's consolidated assets and five percent of the Company's consolidated revenues and earnings at December 31, 1994, would be transferred to the holding company.

The Company believes that the formation of a holding company will help the Company to respond more effectively and efficiently to competitive changes taking place in the utility industry and to new business opportunities that may arise from those changes. In this respect, it is believed that this structure will provide greater financing flexibility and will enhance the financial separation of regulated and unregulated businesses.

The Company will be seeking approval of the transaction from the CPUC, the FERC and the Nuclear Regulatory Commission. PG&E's shareholders will be asked to approve the transaction at PG&E's next annual meeting in April 1996. The Company does not expect to complete the process of forming a holding company structure before mid-1996.

Results of Operations:
---------------------
The Company's results of operations for the three-month and nine-month periods ended September 30, 1995, and 1994, are reflected in the following table:


THREE MONTHS ENDED
SEPTEMBER 30
                                                                Diablo
(in millions, except per share amounts)            Utility      Canyon      Enterprises     Total
1995
Operating revenues                                 $ 2,089      $  530         $   26      $ 2,645
Operating expenses                                   1,773         327             39        2,139
                                                   -------      ------         ------      -------
Operating income (loss)                            $   316      $  203         $  (13)     $   506
                                                   =======      ======         ======      =======
Net income (loss)                                  $   211      $  168         $   (1)     $   378
                                                   =======      ======         ======      =======
Earnings per common share                          $   .46      $  .39         $  .00      $   .85
                                                   =======      ======         ======      =======
1994
Operating revenues                                 $ 2,205      $  597         $   53      $ 2,855
Operating expenses                                   1,861         357             52        2,270
                                                   -------      ------         ------      -------
Operating income                                   $   344      $  240         $    1      $   585
                                                   =======      ======         ======      =======
Net income                                         $   206      $  203         $   17      $   426
                                                   =======      ======         ======      =======
Earnings per common share                          $   .46      $  .46         $  .04      $   .96
                                                   =======      ======         ======      =======
NINE MONTHS ENDED
SEPTEMBER 30
                                                                Diablo
(in millions, except per share amounts)            Utility      Canyon      Enterprises     Total

1995
Operating revenues                                 $ 5,720      $1,539         $  141      $ 7,400
Operating expenses                                   4,789         936            181        5,906
                                                   -------      ------         ------      -------
Operating income (loss)                            $   931      $  603         $  (40)     $ 1,494
                                                   =======      ======         ======      =======
Net income                                         $   616      $  490         $    6      $ 1,112
                                                   =======      ======         ======      =======
Earnings per common share                          $  1.36      $ 1.13         $  .01      $  2.50
                                                   =======      ======         ======      =======
Total assets at September 30                       $19,637      $5,795         $1,449      $26,881
                                                   =======      ======         ======      =======


1994
Operating revenues                                 $ 6,219      $1,430         $  160      $ 7,809
Operating expenses                                   5,311         939            164        6,414
                                                   -------      ------         ------      -------
Operating income (loss)                            $   908      $  491         $   (4)     $ 1,395
                                                   =======      ======         ======      =======
Net income                                         $   521      $  379         $    4      $   904
                                                   =======      ======         ======      =======
Earnings per common share                          $  1.14      $  .85         $  .01      $  2.00
                                                   =======      ======         ======      =======
Total assets at September 30                       $20,329      $6,091         $1,503      $27,923
                                                   =======      ======         ======      =======

Earnings Per Common Share:
-------------------------
Utility earnings per common share for the three-month period ended September 30, 1995, remained unchanged from the comparable period of 1994, reflecting charges in 1994 and 1995 for litigation and other reserves. Utility earnings per common share for the nine-month period ended September 30, 1995, were higher than for the comparable period in 1994, reflecting charges in 1994 related principally to the CPUC disallowances in the gas reasonableness proceedings for 1988 through 1990, other gas matters and litigation reserves partially offset by increases in litigation reserves in 1995.

Earnings per common share for Diablo Canyon for the three-month period ended September 30, 1995, decreased as compared with the same period in 1994, due to a decline in the price per kilowatt-hour (kWh) as provided in the modified pricing provisions of the Diablo Canyon rate case settlement (Diablo Settlement). Earnings per common share for Diablo Canyon for the nine-month period ended September 30, 1995, increased as compared with the same period in 1994 due to fewer scheduled refueling days and unscheduled outages in 1995, partially offset by a decline in the price per kWh as provided in the modified pricing provisions of the Diablo Settlement.

In June 1995, Enterprises completed its sale of DALEN Resources Corp. (DALEN). The transaction resulted in an after tax gain of $.03 per common share for the nine-month period ended September 30, 1995. (See Nonregulated Operations section for further discussion.) In June 1994, Enterprises entered into multiple contracts to sell certain of its oil and gas properties resulting in a charge of $.03 per common share.
This charge was offset by a gain of $.03 per common share in the three-month period ended September 30, 1994, recorded upon closing the sale of the oil and gas properties referred to above.

Common Stock Dividend:
---------------------
In July 1995, the Board declared a quarterly dividend of $.49 per common share which corresponds to an annualized dividend of $1.96 per common share. The Company's common stock dividend is based on a number of financial considerations, including sustainability, financial flexibility and competitiveness with investment opportunities of similar risk. The Company has a long-term objective of reducing its dividend payout ratio (dividends declared divided by earnings available for common stock) to reflect the increased business risk in the utility industry.

At this time, the Company is unable to determine the impact, if any, the restructuring of the utility industry will have on the Company's ability to increase its dividends in the future.

Operating Revenues:
------------------
Electric revenues for the three-month period ended September 30, 1995, decreased $216 million compared to the same period in 1994, primarily due to a decrease in balancing account revenues resulting from a decrease in electric energy costs caused by favorable hydro conditions and lower natural gas prices. In addition, Diablo Canyon operating revenues decreased due to a decrease in the price per kWh as provided in the modified pricing provisions of the Diablo Canyon Settlement.

Electric revenues for the nine-month period ended September 30, 1995, decreased $346 million compared to the same period in 1994 due to a decrease in balancing account revenues as discussed above and a decrease in the price per kWh as provided in the modified pricing provisions of the Diablo Canyon Settlement. This decrease was offset by favorable operating revenues from Diablo Canyon resulting from fewer scheduled refueling days and unscheduled outages in 1995.

In September 1995, the Company commenced a scheduled refueling outage at Unit 1, which was budgeted to last 45 days. In October 1995, an electrical short occurred in Unit 1, causing a transformer to catch fire. The ongoing outage at Unit 1 is currently expected to extend approximately 8 days beyond its 45-day scheduled duration. Under the current pricing provided in the Diablo Canyon Settlement, each Diablo Canyon operating unit contributes approximately $2.9 million in revenues per day at full operating power in 1995.

Gas revenues for the nine-month period ended September 30, 1995, decreased $44 million compared to the same period in 1994, primarily due to a decrease in balancing account revenues resulting from a decline in the price of gas purchased.

Operating Expenses:
------------------
Operating expenses for the three-month and nine-month periods ended September 30, 1995, decreased $131 million and $508 million, respectively, compared to the same periods in 1994, primarily due to the lower cost of electric energy. The cost of electric energy was $135 million and $432 million less in the three-month and nine-month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The reduction in costs was primarily due to favorable hydro conditions. Most of the cost of gas decrease of $170 million in the nine-month period ended September 30, 1995, compared to the same period in 1994, was due to higher prices paid during the first three months of 1994. Administrative and general expense for the three-month and nine-month periods ended September 30, 1995, increased $40 million and $52 million, respectively, compared to the same periods in 1994, due to an increase in litigation reserves. Income tax expense for the three-month and nine-month periods ended September 30, 1995, decreased $51 million and increased $58 million, respectively, compared to the same periods in 1994, as a direct result of fluctuations in pretax income.

Other Income and (Income Deductions):
------------------------------------
Other -- net for the nine-month period ended September 30, 1994, included accruals related to the CPUC gas reasonableness proceedings, including proposed settlement agreements. There were no charges recorded in the same period in 1995 related to gas reasonableness proceedings. (See Note 3 of Notes to Consolidated Financial Statements.)

Regulatory Matters:
------------------
In addition to the CPUC electric industry restructuring proposals (discussed further in Note 2 of Notes to Consolidated Financial Statements) and various gas proceedings (discussed in Note 3 of Notes to Consolidated Financial Statements), there are other ongoing regulatory matters with respect to revenues and costs which will impact the Company's rates in 1996 and beyond. In October 1995, the assigned administrative law judge (ALJ) issued a proposed decision in the Company's 1996 General Rate Case (GRC). (See the 1996 GRC section below for further discussion.) Based on the ALJ's proposed decision and the overall consolidation of the outstanding electric cases that would become effective January 1, 1996, including the energy cost, 1996 GRC, Cost of Capital and various other proceedings, the proposed electric revenue requirement reflects a decrease of $431 million. The proposed decision would also result in an overall gas revenue requirement decrease of $289 million in the various gas proceedings. Based on the consolidation of the electric cases, the Company had requested an overall revenue requirement decrease of $267 million. The Company's overall gas revenue requirement request was a decrease of $240 million. The more significant of these gas and electric proceedings are discussed below.

In October 1995, the Company updated its 1996 energy cost application with the CPUC based on the October 1995 ALJ ruling on resource assumptions. The update reflects a decrease of $113 million in energy costs due primarily to lower gas costs, lower Diablo Canyon generation costs, lower qualifying facility expenses and lower estimated undercollections in the energy cost and electric revenue balancing accounts. A final CPUC decision is expected in December 1995.

In October 1995, the ALJ in the 1996 GRC issued a proposed decision in the revenue requirements phase of the GRC, for base rates effective January 1, 1996. The decision proposes an electric revenue decrease of $293 million and a gas decrease of $253 million, compared to rates in effect in 1995. These amounts include an electric decrease of $44 million and a gas decrease of $14 million for the proposed Cost of Capital decision discussed below. In its GRC application, the Company had requested a $129 million decrease in electric revenues and a $204 million decrease in gas revenues. Principal areas in which the proposed decision differs significantly from the Company's request include fossil plant decommissioning costs, pension funding, marketing expenses, and salaries. The Company will file its comments on the proposed decision in late November 1995. A final decision on the revenue requirements phase of the application is expected in December 1995. To the extent that 1996 revenues ultimately adopted by the CPUC are significantly less than that requested by the Company and the Company is unable to identify additional cost reductions to offset revenue reductions, earnings in 1996 would decrease.

In September 1995, the Company's application with the CPUC requesting a gas rate increase of approximately $170 million annually for the two-year period beginning October 1, 1995, was updated and revised to a decrease of $32 million. The Company's request reflects a decrease in gas costs, an increase in transportation costs and the collection of amounts previously deferred in balancing accounts. If the Company's request is adopted, rates will be effective January 1, 1996, concurrent with the implementation of the GRC.

In October 1995, an ALJ issued a proposed decision adopting the Company's and several other intervenor's joint recommendation for the following cost of capital for 1996:

                             Capital                         Weighted
                               Ratio      Cost/Return      Cost/Return
                             -------      -----------      -----------
Common equity                 48.00%         11.60%           5.57%
Long-term debt                46.50%          7.52%           3.49%
Preferred stock                5.50%          7.79%           0.43%
                                                              -----
Total return on
average utility rate base                                     9.49%
                                                              =====

The revenue requirement decrease as a result of the proposed decision has been reflected in the GRC as discussed above. A final CPUC decision is expected in late November 1995.

In November 1993, the Company placed in service an expansion of its natural gas transmission system from the Canadian border into California. The PGT/PG&E Pipeline Expansion Project (Pipeline Expansion) provides additional firm transportation capacity to Northern and Southern California and the Pacific Northwest. The total cost of construction was approximately $1.7 billion. The Company has filed applications with the FERC (for the PGT or interstate portion) and the CPUC (for the PG&E or California portion) requesting that capital and operating costs be found reasonable. Revenues are currently being collected under rates approved by the FERC and the CPUC, subject to adjustment.

In June 1995, an ALJ issued an order setting hearings to consider the market impacts of the PG&E portion of the PGT/PG&E Pipeline Expansion Project (PG&E Pipeline Expansion). The ALJ's order also re-opened the proceeding in which the CPUC had approved the PG&E Pipeline Expansion, in order to consider alleged discovery violations committed by the Company in that proceeding.

In July 1995, the ALJ approved a request by the Company to suspend the market impact hearings in the PG&E Pipeline Expansion proceeding. The Company sought a suspension of such hearings to enable parties to engage in meaningful settlement negotiations encompassing both a restructuring of PG&E's gas transportation operations and a broad range of gas-related issues arising from various proceedings. (See Gas Accord Negotiations section of Note 3 of Notes to Consolidated Financial Statements for further discussion.)

Nonregulated Operations:
-----------------------
The Company, through its wholly owned subsidiary, Enterprises, has taken steps to position itself to compete in the nonregulated energy business. Enterprises makes the majority of its investments in nonregulated energy projects through a joint venture, U.S. Generating Company, which invests in, owns and operates plants in the United States. Enterprises, in partnership with Bechtel Enterprises, Inc., has formed a company named International Generating Co., Ltd. (InterGen) to develop, build, own and operate international electric generation projects.

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

Liquidity and Capital Resources
-------------------------------

Sources of Capital:
------------------
The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing. The Company's policy is to finance its assets with a capital structure that minimizes financing costs, maintains financial flexibility, and complies with regulatory guidelines. This policy ensures that the Company can raise capital to meet its utility obligation to serve and its other investment objectives. During the nine-month period ended September 30, 1995, the Company issued $116 million of common stock, primarily through its Dividend Reinvestment Program and Savings Fund Plan. The Company purchased approximately $450 million of common stock on the open market during the nine-month period ended September 30, 1995.



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

The majority of the Company's financing is done on a fixed-term basis, thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to eliminate the effects of fluctuations in interest rates and foreign currency exchange rates on certain of its debt, and is considering the use of financial instruments to mitigate commodity price risks.

Investing and Financing Activity:
--------------------------------
During the nine-month period ended September 30, 1995, the Company's capital expenditures were $642 million. This represents a $45 million decrease from the same period in the preceding year.

During the nine-month period ended September 30, 1995, the Company redeemed or repurchased $1,111 million of long-term debt and preferred stock with an aggregate par value of $150 million.

During the nine-month period ended September 30, 1995, PGT, a wholly owned subsidiary of PG&E, completed the sale of $400 million of debt securities. Additionally, PGT issued commercial paper and medium-term notes, $150 million of which was outstanding at September 30, 1995. The commercial paper is supported by a five-year $200 million bank revolving credit agreement. The commercial paper outstanding at September 30, 1995, is classified as long-term since PGT intends to renew or replace it with long-term borrowings. Substantially all of the proceeds from the debt offering and sale of commercial paper were used to refinance outstanding debt of PGT.

In October 1995, the Company announced the commencement of a tender offer to purchase 12.6 million shares of its 7.44%, 7.04% and 6-7/8% series of preferred stock currently outstanding. The Company's tender offer includes a premium over par value of approximately $11 million.

Environmental Remediation:
-------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Although the ultimate cost that will be incurred by the Company in connection with its compliance and remediation activities is difficult to estimate, the Company has an accrued liability at September 30, 1995, of $108 million for hazardous waste remediation costs. The costs could be as much as $266 million, due to uncertainty concerning the Company's responsibility and the extent of contamination, the complexity of environmental laws and regulations and the selection of compliance alternatives. (See Note 5 of Notes to Consolidated Financial Statements.)

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

Based on the CTC recovery proposed in the majority and alternative electric industry restructuring proposals discussed in Note 2 of Notes to Consolidated Financial Statements, the Company currently does not anticipate a material impairment of any of its assets and specifically, its generation-related regulatory assets and investments in electric generation assets.

However, final regulations associated with the electric industry restructuring discussed above could result in an impairment loss related to generation assets.



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


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 1.     Legal Proceedings
            -----------------

A. Time-Of-Use Meter/Customer Notification Litigation

As previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1994 and the Form 10-Q for the quarter ended
June 30, 1995, in July 1994 five individuals filed suit in the Stanislaus County Superior Court against the Company on behalf of themselves and purportedly as a class action on behalf of all of the Company's customers, for "refund of unlawfully charged fees." The claims of two individuals have since been dropped. On June 8, 1995, the three remaining plaintiffs filed an amended complaint which alleged that (a) under certain circumstances the Company has a duty to notify a particular customer of the most favorable rate for that customer and (b) the Company has systematically failed to reasonably advise new and existing customers of available advantageous rate structures, including the time-of-use billing option. The amended complaint estimated class-wide damages related to time-of-use rates to be in excess of $16 billion and that the damages relating to other programs and rate structures was at least an additional $10 billion. The amended complaint also sought $100 billion in exemplary damages relating to the Company's alleged willful failure to provide required notice to customers of rate options.

On October 18, 1995, the Court issued an order granting the Company's motion to strike the class, leaving only the claims of the individuals, and granting summary judgment against one of the three remaining plaintiffs. The Court rejected the Company's assertion that the California Public Utilities Commission (CPUC) has exclusive jurisdiction over this dispute, but held that the Company does not have an obligation to advise customers of their best available rates and is only obligated to give customers notice of rate options. The Court's order gives the remaining two plaintiffs an opportunity to amend their complaint to state a claim based upon an alleged failure to give them notice of available rate options.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

B.  Cities Franchise Fees Litigation

As previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1994, in May 1994, the City of Santa Cruz filed a complaint in Santa Cruz County Superior Court against the Company on behalf of itself and purportedly as a class action on behalf of 107 cities with which the Company has certain electric franchise contracts. The complaint alleges that, since at least 1987, the Company has intentionally underpaid its franchise fees to the cities in an unspecified amount.

On September 1, 1995, the Court denied the Company's motions for summary judgment and decertification of the class of 107 cities in this case. Trial has been set for February 1996.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

C.      Coastal League Litigation

On October 13, 1995, the League for Coastal Protection (Coastal League) filed a lawsuit in San Francisco County Superior Court against the Company and its consultant, Tenera, Inc., alleging violations of the California Business and Professions Code in connection with a 1988 study of the cooling water intake system (1988 Study) at the Company's Diablo Canyon Nuclear Power Plant (Diablo Canyon). The 1988 Study is also the subject of an investigation by the California Attorney General, as described in Item D below. The Coastal League alleges that the Company and its consultant violated the law by making misrepresentations in connection with the 1988 Study. The Coastal League seeks an unspecified amount of damages related to restitution or disgorgement of improper or excessive profits, punitive damages, injunctive relief, and attorneys' fees. On October 13, 1995, the Coastal League also served the Company with a notice that it intends to file a citizens suit under the Federal Clean Water Act alleging related violations of Diablo Canyon's water discharge permit.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.

D.  California Attorney General Investigation

In February 1995, the California Attorney General (AG) initiated an investigation to determine whether the Company and its consultant, Tenera, Inc., violated the Federal Clean Water Act and the California Water Code in connection with the 1988 Study of the cooling water intake system at Diablo Canyon. The AG has issued a subpoena to the Company seeking documents and has indicated that he may seek to interview Company employees in connection with this investigation. The AG has not determined whether any violation of law has occurred and has not determined whether it will initiate legal proceedings against the Company arising out of this investigation. If a legal action is initiated, the Company could be subject to fines and penalties which could exceed $100,000, but it cannot be determined with any certainty at present whether a fine will ultimately be imposed or what the amount of any such fine would be.

The Company believes that the ultimate outcome of this matter will not have a significant adverse impact on its financial position or results of operations.


Item  5.     Other Information
             -----------------

A.  Helms Pumped Storage Plant

Helms Pumped Storage Plant (Helms), a three-unit hydroelectric combined generating and pumped storage facility, completion of which was delayed due to a water conduit rupture in 1982 and various start-up problems related to the plant's generators, became commercially operable in 1984. As a result of the damage caused by the rupture and the delay in the operational date, the Company incurred additional costs which are currently excluded from rate base and lost revenues during the period while the plant was under repair. In 1991, the Company filed an application with the CPUC for rate recovery of the remaining unrecovered Helms costs (excluding costs related to the conduit rupture), the associated revenue requirement on such costs since 1984 and lost revenues during the period while the plant was under repair. In October 1994, the Company submitted for CPUC approval a settlement (Helms Settlement) with the CPUC's Division of Ratepayer Advocates (DRA) regarding the recovery of Helms costs not currently in rate base (excluding costs related to the conduit rupture) and prior-year revenue requirements related to these costs. The settlement provides for recovery of substantially all of the remaining net unrecovered costs and revenues.

On September 22, 1995, the CPUC issued for comment the proposed decision of the assigned Administrative Law Judge (ALJ) which denies approval of the Helms Settlement. The proposed decision finds that the maximum amount the Company would be entitled to recover under the prior CPUC decisions is $82 million, while the settlement would authorize recovery of approximately $98 million. Accordingly, the proposed decision finds the settlement is not consistent with the law or in the public interest. The proposed decision directs the Company to amend its application to include only those costs authorized for potential recovery as specified by the terms of the proposed decision.

The CPUC may adopt or modify the proposed decision after considering comments by parties to the case. In its comments, the Company indicated that the proposed decision fails to construe properly the prior CPUC decisions which permitted accrual and recovery of interest. It is the Company's position that had the proposed decision properly construed prior CPUC orders and included accrued interest, the $82 million figure cited in the proposed decision as potentially eligible for recovery would have been well above the settlement amount of $98 million. The DRA has filed comments on the proposed decision which are supportive of the Company's assessment of potentially eligible costs.

B.  Ratios of Earnings to Fixed Charges and Ratios of Earnings to
    Combined Fixed Charges and Preferred Stock Dividends

The Company's earnings to fixed charges ratio for the nine months ended September 30, 1995, was 4.51. The Company's earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 1995, was 3.99. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits 12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and 33-50707.

Item  6.     Exhibits and Reports on Form 8-K
             ---------------------------------

(a)  Exhibits:

     Exhibit 11     Computation of Earnings Per Common Share

     Exhibit 12.1   Computation of Ratios of Earnings to Fixed
                    Charges

     Exhibit 12.2   Computation of Ratios of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends

     Exhibit 27     Financial Data Schedule

(b) Reports on Form 8-K during the third quarter of 1995 and through the date hereof:

     1.  July 14, 1995
         Item 5.  Other Events
         A.  Gas Restructuring and Settlement Proposal

     2.  July 20, 1995
         Item 5.  Other Events
         A.  Performance Incentive Plan - Year-to-Date Financial
             Results

       3.  August 17, 1995
          Item 5.  Other Events
          A.  1996 Cost of Capital

      4.  October 4, 1995
          Item 5.  Other Events
          A.  Gas Accord

      5.  October 19, 1995
          Item 5.  Other Events
          A.  Performance Incentive Plan - Year-to-Date Financial
              Results
          B.  Holding Company Formation

      6.  October 26, 1995
          Item 5.  Other Events
          A.  Diablo Canyon Outage

      7.  November 2, 1995
          Item 5.  Other Events
          A. General Rate Case



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PACIFIC GAS AND ELECTRIC COMPANY




November 13, 1995            GORDON R. SMITH
                         By________________________________
                            GORDON R. SMITH
                            Senior Vice President and Chief
                            Financial Officer



                           EXHIBIT INDEX


Exhibit
Number         Exhibit
--------       --------------------------------------------------

11             Computation of Earnings Per Common Share

12.1           Computation of Ratios of Earnings to Fixed Charges

12.2           Computation of Ratios of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends

27             Financial Data Schedule