Form 10-K405
period 1995-12-31
PACIFIC GAS & ELECTRIC CO
filed 1996-03-29
CIK 75488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  [X]         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM        TO
                         COMMISSION FILE NUMBER 1-2348

                       PACIFIC GAS AND ELECTRIC COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             California                             94-0742640
   (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

           77 Beale Street                             94177
           P.O. Box 770000                          (ZIP CODE)
      San Francisco, California
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)
                                (415) 973-7000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                    WHICH REGISTERED
-------------------                              ---------------------------
[S]                                              [C]
Common Stock, par value $5 per share             New York Stock Exchange and
                                                 Pacific Stock Exchange
First Preferred Stock, cumulative,               American Stock Exchange and
 par value $25 per share:                        Pacific Stock Exchange
Redeemable:
  7.44%         5% Series A
  7.04%      4.80%
 6-7/8%      4.50%
     5%      4.36%
Mandatorily Redeemable:
6.57%       6.30%
Nonredeemable:
6%       5-1/2%          5%
First and Refunding Mortgage Bonds:              New York Stock Exchange

                 INTEREST           DATE OF
SERIES            RATE %            MATURITY
------           --------         ------------
[S]              [C]              [C]
JJ                4-1/2           Jun. 1, 1996
KK                4-1/2           Dec. 1, 1996

7.90% Cumulative Quarterly Income                American Stock Exchange and
 Preferred Securities, Series A                  Pacific Stock Exchange
 (liquidation preference $25), issued by
 PG&E Capital I and guaranteed by Pacific
 Gas and Electric Company

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X] NO [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The total number of shares of PG&E's Common Stock outstanding at March 7, 1996 was 414,516,477. On that date the aggregate market value of the voting stock held by nonaffiliates of PG&E was approximately $11,274 million. The market values of the various classes of voting stock held by nonaffiliates were as follows: Common Stock, $10,827 million; and First Preferred Stock, $447 million. The market values of certain series of First Preferred Stock, for which market prices as of a date within 60 days prior to the date of filing were not available, were derived by dividing the annual dividend rate of each such series of stock by the average yield of all of PG&E's Preferred Stock outstanding for which market prices were available.
                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
(1) Designated portions of the Annual Report
    to Shareholders for the year ended           Part II (Items 5, 6, 7 and 8)
    December 31, 1995..........................  Part IV (Item 14)
(2) Designated portions of the Proxy
    Statement and Prospectus relating to the
    1996 annual meeting of shareholders........  Part III (Items 10, 11, 12 and 13)

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
         Glossary of Terms
                                       PART I
 Item 1. Business.........................................................    1
                                      General
         Corporate Structure and Business.................................    1
         Competition and Industry Restructuring...........................    2
         Electric Industry................................................    3
         Gas Industry.....................................................    4
         The Company's Response to the New Competitive Environment........    4
         Proposed Holding Company Structure...............................    5
         Rate Matters.....................................................    6
         California Ratemaking Mechanisms.................................    6
         1996 Rate Proceedings............................................    9
         1997 Rate Filings................................................   10
         Workforce Reduction Rate Mechanism...............................   11
         Customer Energy Efficiency/Demand Side Management Programs.......   11
         Capital Requirements and Financing Programs......................   12
                            Electric Utility Operations
         Electric Industry Restructuring..................................   14
         Market Structure.................................................   14
         Market Power.....................................................   14
         Customer Choice..................................................   15
         CTC/Stranded Costs...............................................   15
         Proposed Modification to Diablo Ratemaking.......................   16
         Public Purpose Programs..........................................   17
         Implementation Schedule..........................................   17
         Application for Rehearing........................................   18
         Potential CTC Bypass.............................................   18
         Financial Impact of Electric Industry Restructuring..............   19
         Storm Response Proceedings.......................................   20
         Electric Operating Statistics....................................   22
         Electric Generating and Transmission Capacity....................   23
         Diablo Canyon....................................................   24
         Diablo Canyon Operations.........................................   24
         Diablo Settlement................................................   25
         Nuclear Fuel Supply and Disposal.................................   26
         Insurance........................................................   27
         Decommissioning..................................................   27
         Other Electric Resources.........................................   28
         QF Generation....................................................   28
         Geothermal Generation............................................   28
         Western Systems Power Pool.......................................   29
         Helms Pumped Storage Plant.......................................   29
         Pending Electric Reasonableness Issues...........................   30
         Electric Load Forecast and Resource Planning and Procurement.....   30
         Electric Transmission............................................   31
         Transmission Access and Wholesale Power Market Competition.......   31
         Regional Transmission Groups.....................................   33

                                                                           PAGE
                                                                           ----
                              Gas Utility Operations
         Gas Operations..................................................   33
         Gas Operating Statistics........................................   34
         Natural Gas Supplies............................................   35
         Gas Regulatory Framework........................................   35
         Restructuring of Gas Supply Arrangements........................   37
         ANG and NOVA Capacity...........................................   37
         El Paso and PGT Capacity........................................   38
         Transwestern Capacity...........................................   39
         Gas Reasonableness Proceedings..................................   39
         1988-1990 Canadian Gas Procurement Activities...................   39
         Gas Settlement Agreements.......................................   40
         Financial Impact of Gas Reasonableness Proceedings..............   41
         PGT/PG&E Pipeline Expansion ....................................   41
         CPUC Ratemaking.................................................   41
         FERC Ratemaking.................................................   42
         Other Competitive Pipeline Projects.............................   43
         Storage Service.................................................   43
                                 PG&E Enterprises
         Domestic Non-Utility Electric Generation........................   44
         International Power Generation..................................   44
         International Gas and Electric Distribution.....................   44
         Energy Products and Services....................................   44
         Real Estate Development.........................................   44
         Other...........................................................   45
                    Environmental Matters and Other Regulation
         Environmental Matters...........................................   45
         Environmental Protection Measures...............................   45
              Hazardous Materials and Hazardous Waste Compliance and
          Remediation....................................................   46
         Electric and Magnetic Fields....................................   48
         Low Emission Vehicle Programs...................................   49
         Other Regulation................................................   49
         California Public Utilities Commission..........................   49
         California Energy Commission....................................   49
         Federal Energy Regulatory Commission............................   50
         Nuclear Regulatory Commission...................................   50
 Item 2. Properties......................................................   50
 Item 3. Legal Proceedings...............................................   50
         Antitrust Litigation............................................   50
         Hinkley Compressor Station Litigation...........................   51
         Counties Franchise Fees Litigation..............................   52
         Cities Franchise Fees Litigation................................   52
         Time-of-Use Meter/Customer Notification Litigation..............   53
         Norcen Litigation...............................................   53
         Coastal League Litigation.......................................   54
         California Attorney General Investigation.......................   54
 Item 4. Submission of Matters to a Vote of Security Holders.............   54
         Executive Officers of the Registrant............................   55

                                                                                                 PAGE
                                                                                                 ----
                                                 PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............  55
Item 6.   Selected Financial Data...............................................................  55
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  56
Item 8.   Financial Statements and Supplementary Data...........................................  56
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  56
                                                 PART III
Item 10.  Directors and Executive Officers of the Registrant....................................  56
Item 11.  Executive Compensation................................................................  56
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  56
Item 13.  Certain Relationships and Related Transactions........................................  56
                                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  57
          Indemnification Undertaking...........................................................  61
Signatures.....................................................................................   62
Report of Independent Public Accountants.......................................................   63
Financial Statement Schedule...................................................................   64

                               GLOSSARY OF TERMS

 AEAP............  Annual Earnings Assessment Proceeding
 AER.............  Annual Energy Rate
 AFUDC...........  allowance for funds used during construction
 ALJ.............  Administrative Law Judge
 ANG.............  Alberta Natural Gas Company Ltd
 ARA.............  Attrition Rate Adjustment
 A&S.............  Alberta and Southern Gas Co. Ltd.
 BCAP............  Biennial Cost Allocation Proceeding
 BRPU............  Biennial Resource Plan Update
 BTA.............  best technology available
 Btu.............  British thermal unit
 California
  Superfund......  California Hazardous Substance Account Act
 CARE............  California Alternate Rates for Energy
 CCAA............  California Clean Air Act
 CEC.............  California Energy Commission
 CEE.............  Customer Energy Efficiency
 CEMA............  Catastrophic Events Memorandum Account
 CERCLA..........  Comprehensive Environmental Response, Compensation, and Liability Act
 CIG.............  customer identified gas program
 Company.........  Pacific Gas and Electric Company and its wholly owned and controlled subsidiaries
 core customers..  residential and smaller commercial customers core
  subscription     Noncore customers who elect to receive combined gas procurement and customers......  transportation service
 CPIM............  Core Procurement Incentive Mechanism
 CPUC............  California Public Utilities Commission
 CTC.............  competition transition charge
 DALEN...........  DALEN Corporation
 Diablo Canyon...  Diablo Canyon Nuclear Power Plant
 Diablo
  Settlement.....  Diablo Canyon rate case settlement
 DOE.............  U.S. Department of Energy
 DRA.............  Division of Ratepayer Advocates
 DSM.............  Demand Side Management
 EAD.............  Expedited Application Docket
 EBB.............  electronic bulletin board
 ECAC............  Energy Cost Adjustment Clause
 El Paso.........  El Paso Natural Gas Company
 EMF.............  electric and magnetic fields
 Energy Act......  National Energy Policy Act of 1992
 Enterprises.....  PG&E Enterprises
 EPA.............  U.S. Environmental Protection Agency
 ERAM............  Electric Revenue Adjustment Mechanism
 ER94............  1994 Electricity Report
 Exchange........  wholesale power pool
 FERC............  Federal Energy Regulatory Commission
 Geysers.........  The Geysers Power Plant
 GRC.............  General Rate Case
 GWh.............  gigawatt-hours
 Helms...........  Helms Pumped Storage Plant

Helms
 Settlement.....  proposed settlement resolving the treatment of unrecovered Helms costs
Humboldt........  Humboldt Bay Power Plant
ICIP............  Incremental Cost Incentive Price
InterGen........  International Generating Company, Ltd.
IOUs............  investor-owned utilities
IPP.............  independent power producer
ISO.............  Independent System Operator
ITCS............  Interstate Transition Cost Surcharge
JMC.............  J. Makowski Company, Inc.
kV..............  kilovolts
kVa.............  kilovolt-amperes
kW..............  kilowatts
kWh.............  kilowatt-hour
LEV.............  low emission vehicle
Mcf.............  thousand cubic feet
MMcf............  million cubic feet
MMcf/d..........  million cubic feet per day
Mojave..........  Mojave Pipeline Company
MW..............  megawatts
NEIL............  Nuclear Electric Insurance Limited
NML.............  Nuclear Mutual Limited
noncore
 customers......  industrial and large commercial customers
NOPR............  Notice of Proposed Rulemaking
NOx.............  oxides of nitrogen
NOVA............  NOVA Corporation of Alberta
NRC.............  Nuclear Regulatory Commission
Nuclear Waste
 Act............  Nuclear Waste Policy Act of 1982
ParentCo........  parent holding company
PBR.............  performance-based ratemaking
PEPR............  Pipeline Expansion Project Reasonableness
PG&E............  Pacific Gas and Electric Company
PG&E Pipeline
 Expansion......  the PG&E, or California, portion of the PGT/PG&E Pipeline Expansion
PGT.............  Pacific Gas Transmission Company
PGT Pipeline
 Expansion......  the PGT, or interstate, portion of the PGT/PG&E Pipeline Expansion
Pipeline
 Expansion......  PGT/PG&E Pipeline Expansion
Properties......  PG&E Properties, Inc.
PRP.............  potentially responsible party
PURPA...........  Public Utility Regulatory Policies Act of 1978
QF..............  qualifying facility
RTG.............  Regional Transmission Group
SCE.............  Southern California Edison Company
SFAS............  Statement of Financial Accounting Standards
SoCal Gas.......  Southern California Gas Company
SONGS...........  San Onofre Nuclear Generating Station
TCRM............  Transition Cost Recovery Mechanism
Transwestern....  Transwestern Pipeline Company
Tuscarora.......  Tuscarora Gas Transmission Company

USGen...........  U.S. Generating Company
USGen Power
 Services.......  USGen Power Services, L.P.
USOSC...........  U.S. Operating Services Company
Vantus..........  Vantus Energy Corporation
WRTA............  Western Regional Transmission Association
WSPP............  Western Systems Power Pool

                                     PART I

ITEM 1. BUSINESS.

                                    GENERAL

CORPORATE STRUCTURE AND BUSINESS

  Pacific Gas and Electric Company, incorporated in California in 1905, is an operating public utility engaged principally in the business of supplying electric and natural gas service throughout most of Northern and Central California. (Unless specified otherwise, "PG&E" shall refer to Pacific Gas and Electric Company and the "Company" shall refer to PG&E and its wholly owned and controlled subsidiaries.)

  PG&E's principal executive office is located at 77 Beale Street, P.O. Box 770000, San Francisco, California 94177, and its telephone number is (415) 973-7000.

  As of December 31, 1995, the Company had $26.9 billion in assets. The Company generated $9.6 billion in operating revenues for 1995. As of December 31, 1995, the Company had approximately 22,000 employees.

  The Company's gas and electric utility operations, which include Diablo Canyon Nuclear Power Plant (Diablo Canyon) operations, represent the principal component of its business, contributing $9.4 billion in revenues in 1995 (98% of the Company's total revenues). The Company's utility operations contributed $2.96 of the Company's total 1995 earnings per share of $2.99. The Company's utility assets were $25.8 billion at December 31, 1995, representing 96% of the Company's total assets.

  Diablo Canyon operations consist of two nuclear power reactor units, each capable of generating up to approximately 26 million kilowatt-hours (kWh) of electricity per day. In 1995, Diablo Canyon contributed $1.8 billion of revenues (19% of the Company's total revenues) and $1.16 in earnings per share (39% of the Company's total 1995 earnings per share). Diablo Canyon had assets of $5.7 billion at December 31, 1995 (21% of the Company's total assets).

  PG&E's utility service territory covers 70,000 square miles with an estimated population of approximately 13 million, and includes all or portions of 48 of California's 58 counties. (The area included in PG&E's service territory is smaller than previously reported due to new calculations based on more advanced land measurement technology and the exclusion of areas formerly included in PG&E's service territory that are now served by municipalities and irrigation districts.) The area's diverse economy includes aerospace, electronics, financial services, food processing, petroleum refining, agriculture and tourism. At December 31, 1995, PG&E served approximately 4.4 million electric customers and 3.6 million gas customers.

  PG&E serves its electric customers with power generated by seven primarily natural gas-fueled steam power plants with 21 units, ten combustion turbines, Diablo Canyon's two units, 70 hydroelectric powerhouses with 111 units, the Helms hydroelectric pumped storage plant (Helms) with three units, and a geothermal energy complex of 14 units. PG&E also purchases power produced by other generating entities that use a wide array of resources and technologies, including hydroelectric, wind, solar, biomass, geothermal and cogeneration. In addition, PG&E is interconnected with electric power systems in 14 western states and British Columbia, Canada, for the purposes of buying, selling and transmitting power.

  To ensure a diverse and competitive mix of natural gas supplies, PG&E purchases gas from both Canadian and United States suppliers. In 1995, about 64% of PG&E's gas supply came from fields in Canada, about 8% came from fields in California and about 28% came from fields in other states (substantially all from the U.S. Southwest).

  The Company's utility operations also include Pacific Gas Transmission Company (PGT), a wholly owned gas pipeline subsidiary of PG&E. PGT owns and operates gas transmission pipelines and associated facilities capable of transporting approximately 2.4 billion cubic feet per day of natural gas over 612 miles from the Canadian-U.S. border to the Oregon-California border. In 1995, PGT placed in service two smaller diameter pipeline extensions within Oregon, totaling 106 miles. PGT had assets of approximately $1.2 billion at December 31, 1995. PGT's revenues in 1995 were approximately $194 million, excluding revenues related to services provided to PG&E.

  Currently, the Company's utility operations, other than Diablo Canyon, are regulated primarily under the traditional cost-based approach to ratemaking. However, as discussed below (see "Competition and Industry Restructuring"), ongoing regulatory reform in both the electric and gas utility businesses would shift utility regulation for certain services to concepts based upon market competition and benchmarks. Diablo Canyon operations are already conducted under an alternative performance-based approach to ratemaking, as a result of the Diablo Canyon rate case settlement (Diablo Settlement), effective in 1988. Under this approach, revenues for the plant are based primarily on the amount of electricity generated, rather than on the costs associated with the plant's operations.

  PG&E has proposed certain modifications to the Diablo Settlement in conjunction with adoption of a customer electric rate freeze, effective January 1, 1997. If adopted, PG&E's proposal to modify Diablo Canyon pricing and implement a customer electric rate freeze, and to accelerate recovery of utility generation-related investments, including Diablo Canyon, and related regulatory assets would result in a significant reduction in annual earnings beginning in 1997. See "Electric Utility Operations--Electric Industry Restructuring--Proposed Modification to Diablo Ratemaking" and "--Financial Impact of Electric Industry Restructuring" below.

  Building on its expertise in the energy industry, the Company is expanding its diversified operations, principally through its wholly owned subsidiary, PG&E Enterprises (Enterprises). Enterprises, through its subsidiaries and affiliates, engages in nonutility electric generation, power plant operations and services, power marketing, energy management services and real estate development. Enterprises generated approximately $176 million in revenues in 1995 and contributed $.03 of the Company's total 1995 earnings per share of $2.99. Enterprises had assets of $1.0 billion at December 31, 1995.

  In October 1995, the Board of Directors of PG&E authorized management to seek regulatory approvals to establish a holding company structure for the Company. PG&E and its two principal subsidiaries, PGT and Enterprises, would become subsidiaries of the holding company. PG&E's common shareholders would own the common stock of the holding company rather than that of PG&E itself. See "Proposed Holding Company Structure" for further discussion of this proposal.

COMPETITION AND INDUSTRY RESTRUCTURING

  Under traditional utility regulatory schemes, utilities have been accorded the right to serve customers within designated geographical areas in return for the commitment to provide service to all who request it. Regulation was designed in part to take the place of competition to ensure that utility services were provided at fair prices. Currently, rates are set under traditional cost-of-service ratemaking under which rates are set to collect authorized revenues to cover operating expenses and capital costs, including a fair return on investment.

  Recent changes in both the gas and electric industries have allowed competition to develop in the gas supply and electric generation segments of the Company's business. A number of reforms at both the federal and state level have been implemented, and even more far-reaching reforms proposed, which are designed to restructure the energy supply industry and promote competition by providing electric and gas customers with purchasing options. While the ultimate impact of these developments is uncertain, they are expected to result in fundamental changes in the way the Company conducts its business and to cause future earnings to be more volatile.

  ELECTRIC INDUSTRY

  PG&E currently performs the functions of electric generation, transmission, distribution and customer service. However, self-generation and cogeneration have provided some major utility customers with alternative sources to satisfy their electric supply needs and competition from nonutility and nonregulated electric suppliers is expected to provide additional alternative sources in the near future. PG&E itself obtains a portion of its electric supply from generation sources outside its service territory and from qualifying facilities, or QFs (small power producers or cogenerators that meet certain federal guidelines qualifying them to supply generating capacity and electric energy to utilities).

  Regulatory changes enacted at the federal level and those contemplated at the state level have transformed and will continue to transform the electric transmission function by promoting open access to nonutility suppliers. At the federal level, the National Energy Policy Act of 1992 (Energy Act) reduced various restrictions on the operation and ownership of nonutility power generators, known as independent power producers (IPPs), including QFs, and provided them and other wholesale suppliers and purchasers with increased access to electric transmission service throughout the United States. The Federal Energy Regulatory Commission (FERC) has issued a Notice of Proposed Rulemaking (NOPR) on open access transmission. The NOPR proposes to require that all utilities offer open access wholesale transmission service that is comparable to the wholesale transmission service that utilities provide themselves. In addition, the FERC accepted, subject to refund and the outcome of a hearing on PG&E's transmission rates and a final decision in the NOPR, PG&E's proposed open access wholesale electric transmission tariffs, effective July 1, 1995. These tariffs generally conform to the FERC NOPR.

  In December 1995, the California Public Utilities Commission (CPUC) issued a decision calling for the restructuring of California's electric industry. The CPUC's goal is to provide a structure that will ultimately allow California consumers to choose among competing suppliers of electricity.

  In summary, the CPUC's decision would (1) simultaneously create a wholesale power pool (the Exchange) and allow direct access for certain customers to contract directly with nonutility electric generation providers beginning, at the latest, on January 1, 1998, with all customers phased into direct access within five years, (2) establish an Independent System Operator (ISO) to manage and control the transmission system, and (3) provide recovery of utilities' stranded costs (costs which could not be recovered under market-based pricing) through a non-bypassable surcharge, or competition transition charge (CTC), to be imposed on all customers taking retail electric service as of or after December 20, 1995. Under this new market structure, PG&E and the other investor-owned utilities (IOUs) in California would be required during an initial interim five-year period to bid all their own electric generation into the Exchange, which would set a market clearing price. The IOUs would also be required to turn over control of their transmission systems to the ISO, which would operate those systems to provide open and nondiscriminatory transmission access for retail and wholesale generation transactions under filed transmission tariffs. Ultimately, it is contemplated that all customers will have the choice of buying electricity from their local distribution utility, through the Exchange, or directly from electric generators through direct access bilateral contracts. The decision also ordered PG&E and Southern California Edison Company (SCE) to file plans relating to the voluntary divestiture of at least 50% of their fossil fuel generation assets.

  Under the restructured industry contemplated in the CPUC's decision, PG&E would ultimately be directly competing with other generation providers to supply its customers' electric generation needs. PG&E would continue to provide distribution functions as a regulated monopoly, but its rates for these services would be based upon a method of regulation which includes performance benchmarks. See "Electric Utility Operations--Electric Industry Restructuring" below.

  The CPUC restructuring plan is likely to be the subject of further federal and state regulatory and legislative action, and accordingly there is no assurance that the market structure outlined in the order will be established as proposed. Nevertheless, the order indicates the likely direction of electric utility restructuring in California, namely increased competition in the electric generation market accompanied by regulatory reforms to provide stronger incentives for efficient utility operations, management and investment in the areas where utilities still provide monopoly functions.

  GAS INDUSTRY

  Restructuring of the natural gas industry has given customers more options in meeting their gas supply needs. Industrial and large commercial (noncore) customers have the option of buying gas directly from the supplier of their choice and purchasing from PG&E transmission and distribution services only. In the latter half of 1993, more noncore customers began purchasing their own gas with the implementation of FERC Order 636 and the CPUC's capacity brokering program. FERC Order 636 required interstate pipeline companies, including PGT, to unbundle their services into separate sales, transmission and storage services. The CPUC's capacity brokering program required California utilities to release firm interstate pipeline capacity that they no longer needed. These changes have made it easier for customers to purchase gas directly from suppliers. Certain customers can also use alternative transmission services provided by competing companies.

  While noncore customers have had options in the gas marketplace, residential and smaller commercial (core) customers have had more limited opportunities in choosing their gas suppliers. Currently, substantially all core customers receive bundled services from PG&E. PG&E purchases and delivers gas to these customers and prices such service as a package.

  In an effort to promote competition and increase options for all customers, as well as to position itself for success in the competitive marketplace, PG&E is actively pursuing changes in the California gas industry as part of its "Gas Accord" proposal. See "Gas Utility Operations -- Gas Regulatory Framework" below.

  THE COMPANY'S RESPONSE TO THE NEW COMPETITIVE ENVIRONMENT

  PG&E has taken several significant steps to address the issues raised by the new competitive environment in the energy industry. These steps are intended to help PG&E compete effectively in the restructured electric and gas industries. With this objective in mind:

  -- In 1995, PG&E announced a five-year goal of reducing its system average electric rate from 10.8 cents per kWh to 10 cents per kWh or less. As a result of several CPUC decisions issued in 1995, PG&E's system average electric rate has fallen to 9.9 cents per kWh as of January 1, 1996. PG&E's system average electric rate also has declined relative to the national average rate, falling from nearly 50% above the projected national average electric rate for IOUs in 1995 to approximately 39% above the estimated national average in 1996. In 1996, PG&E's average residential gas rate is more than 8% below the projected national average rate.

  -- PG&E has taken a leadership role in seeking a restructuring of the California gas marketplace in proposing its Gas Accord. As part of that proposal, PG&E seeks to build a consensus supporting a restructuring of the gas industry that will result in greater customer choice and more competitive gas services.

  -- PG&E is seeking the approval of regulatory authorities and its shareholders of a plan to change the corporate organization of PG&E and its subsidiaries to form a holding company. PG&E and its two principal subsidiaries, PGT and Enterprises, would become subsidiaries of the holding company, and PG&E's current common shareholders would own the common stock of the holding company. The Company believes that the formation of a holding company will help the Company to respond more effectively and efficiently to competitive changes taking place in the utility industry and to new business opportunities that may arise from those changes. This structure should enhance the financial separation of the Company's California utility business from its other businesses and also provide greater financing flexibility. See "Proposed Holding Company Structure" below for a more detailed description of the proposed new corporate structure.

  -- Through Enterprises, the Company continues to explore opportunities to develop businesses and compete in the nonregulated energy business. U.S. Generating Company (USGen) has already established itself as one of the largest independent power producers in the United States, and recently formed a new entity, USGen Power Services, L.P. (USGen Power Services), that will focus on power marketing and bulk power trading activities outside of PG&E's service territory. Enterprises is exploring international electric generation opportunities through International Generating Company, Ltd. (InterGen), a company recently formed in a partnership with Bechtel Enterprises, Inc., which will develop, build, own and operate electric generation and related energy projects outside the United States. Enterprises has also formed a new energy products services and marketing company, Vantus Energy Corporation (Vantus), which will market competitively priced energy commodities bundled with new products and services for customers.

  -- In connection with the CPUC's electric industry restructuring decision, on March 29, 1996, PG&E filed a comprehensive plan with the CPUC that could significantly facilitate the transition to a more open and competitive electric power market. PG&E's proposal has four elements: (1) significantly reducing PG&E's utility generation-related transition costs by modifying the ratemaking for Diablo Canyon to recover the sunk costs of Diablo Canyon over a five year period through 2001 and adjusting the variable price received from Diablo Canyon generation; (2) freezing customer electric rates at current levels for the next five years, until the end of 2001; (3) using part of the revenues from the rate freeze to cover maintenance, operating and customer service activities already being undertaken but which are not covered by current base rates; and (4) using the remainder of the revenues from the rate freeze to accelerate the recovery of remaining utility generation-related transition costs. PG&E would be at risk for completing recovery of such costs by the end of 2001. Under PG&E's proposal, and in conjunction with the earlier Diablo Canyon repricing approved by the CPUC in May 1995 (see "Electric Utility Operations -- Diablo Canyon -- Diablo Settlement" below), PG&E will have reduced by more than 60% of the total PG&E utility generation-related transition costs which customers would otherwise have paid under the original Diablo Settlement. See "Electric Utility Operations -- Electric Industry Restructuring -- Proposed Modification to Diablo Ratemaking" below for a more detailed description of PG&E's proposal.

  The Company cannot predict the ultimate outcome of the ongoing changes that are taking place in the utility industry or predict whether such outcome will have a material impact on its financial condition or results of operations. However, the Company believes the end result will involve a fundamental change in the way it conducts business. These changes will impact financial operating trends resulting in greater earnings volatility. The Company is actively seeking regulatory and operational changes that will allow it to provide energy services in a safe and reliable manner at competitive prices while achieving strong financial performance.

PROPOSED HOLDING COMPANY STRUCTURE

  The PG&E Board of Directors has authorized, subject to shareholder approval, a plan to restructure the corporate organization of PG&E and its subsidiaries. The result of the change in corporate structure will be to have PG&E become a separate subsidiary of a parent holding company (ParentCo) with the present holders of PG&E Common Stock becoming holders of ParentCo Common Stock. As part of the change in structure, it is contemplated that PG&E will transfer its ownership interests in its two principal subsidiaries -- PGT and Enterprises -- to ParentCo, so that PGT and Enterprises will become subsidiaries of ParentCo. The debt and preferred stock of PG&E would remain outstanding at the PG&E level and would not become obligations or securities of ParentCo.

  As facets of the traditional utility business, such as electric generation and gas transmission, become less regulated and more competitive, the energy options for customers, particularly large industrial users of energy, are expanding and the challenges to utility operations are intensifying. At the same time that the regulatory framework and energy markets within California are changing, industry change outside PG&E's Northern and Central California service territory is presenting the Company with new business opportunities.

  The corporate separation and financing flexibility afforded by a holding company structure will increase the Company's ability to respond to the changing operational, regulatory and economic environment for utilities. For example, should it become necessary or appropriate, a holding company structure could accommodate separation of components of PG&E's business from PG&E's remaining core utility business, while allowing for common ownership of these businesses under ParentCo. Similarly, when new business opportunities arise, the new businesses can be operated through subsidiaries of ParentCo rather than through subsidiaries of PG&E, thereby enhancing the separation between PG&E and those businesses.

  This separation of business functions will facilitate the development of other businesses while helping to insulate PG&E -- the utility -- from the risks associated with their activities. Such separation will also permit a more effective and flexible use of financing techniques that are directly suited to the particular requirements, characteristics and risks of the Company's other businesses. Accordingly, it is believed that the holding company structure will support PG&E's ability to continue to meet its customers' needs efficiently while permitting ParentCo to respond to a changing business environment.

  As part of the change in corporate structure, it is intended that PG&E will transfer to ParentCo its ownership interests in PGT and Enterprises. As a result of the proposed transfer, PGT and Enterprises and their assets would no longer be owned by PG&E. If the separation of these subsidiaries had occurred on January 1, 1995, the net income (before PG&E Preferred Stock dividend requirements) of PG&E for the year ended December 31, 1995, would have decreased by approximately $59 million, or approximately 4%, and total assets would have decreased by approximately $2,198 million, or approximately 8%. PG&E's net investment in PGT and Enterprises was approximately $1,221 million on December 31, 1995, representing approximately 14% of the PG&E Common Stock shareholders' equity as of that date.

  The transfer of PGT and Enterprises to ParentCo, like other aspects of the proposed change in corporate structure, is conditioned upon obtaining certain consents and other approvals, the specific terms and conditions of which PG&E cannot predict. Moreover, at the time of the transfers, PG&E's net investment in PGT and Enterprises and their contribution to the net income of PG&E may differ materially from the amounts and percentages shown above due in part to the impact of the changing regulatory environment on PG&E's future operations as well as new business opportunities and other changes in the Company's business. It is possible that, based on future events, the PG&E Board of Directors may determine that it is not in the best interests of PG&E or its shareholders to transfer one or both of these subsidiaries to ParentCo in connection with the proposed change in corporate structure.

  PG&E shareholders will be asked to approve the change in corporate structure at PG&E's Annual Meeting of Shareholders to be held on April 17, 1996. If shareholder approval is received, it is contemplated that these structural changes will be effected as soon as practicable following receipt of all required regulatory approvals, including approval by the CPUC, the FERC and the Nuclear Regulatory Commission (NRC). An application for approval by the CPUC was filed by PG&E on October 20, 1995 and PG&E subsequently filed for approvals from the FERC and the NRC.

RATE MATTERS

  CALIFORNIA RATEMAKING MECHANISMS

  The ratemaking mechanisms currently applied by the CPUC in setting PG&E's rates are described below. It is expected that many of these mechanisms may be changed significantly or even eliminated as both the electric and gas utility industries are restructured and regulatory reforms proposed by both PG&E and government authorities are implemented.

  Under the CPUC's Rate Case Plan, the CPUC sets PG&E's base revenue requirements for both electric and gas operations in the General Rate Case
(GRC) proceeding, which occurs every three years. Base revenue is revenue intended to recover PG&E's fixed costs and non-fuel variable costs and to provide a return on invested capital. During a GRC, the CPUC critically reviews PG&E's operations and general costs to provide service (excluding energy costs and, in certain instances, major plant additions). The CPUC then determines the revenue requirement to cover those costs, including items such as depreciation, taxes, cost of capital, operation, maintenance, and administrative and general expenses. The revenue requirement is forecasted on the basis of a specified test year. Following the revenue requirement phase of a GRC, the CPUC conducts a rate design phase, which allocates revenue requirements and establishes rate levels for the different classes of customers.

  The decision in the revenue requirement phase of the 1996 GRC was issued in December 1995, setting base rates effective January 1, 1996. In issuing that decision the CPUC noted that this may be the last time PG&E's costs are reviewed in a GRC because the CPUC is considering moving to a performance-based ratemaking (PBR) mechanism.

  The 1996 GRC decision did not set the revenue requirement for the PG&E, or California, portion of the PGT/PG&E Pipeline Expansion (Pipeline Expansion), which will be determined in a separate proceeding. The CPUC has approved separate incremental ratemaking for the PG&E portion of the Pipeline Expansion (PG&E Pipeline Expansion). The costs of PG&E Pipeline Expansion operations are recovered only from PG&E Pipeline Expansion customers, through rates established in separate PG&E Pipeline Expansion rate proceedings. Currently, PG&E Pipeline Expansion customers pay rates based on an interim revenue requirement. The final 1996 rates will be based on the outcome of the Pipeline Expansion Project Reasonableness (PEPR) proceeding, with a final decision expected in late 1996. Thereafter, PG&E Pipeline Expansion rate cases will occur every three years. See "Gas Utility Operations -- PGT/PG&E Pipeline Expansion -- CPUC Ratemaking" below.

  Base rates may be adjusted in the years between GRCs through an attrition rate adjustment (ARA). The ARA is intended to allow PG&E to recover specific uncontrollable cost changes in its base revenue requirement, thereby preserving PG&E's opportunity to earn its authorized rate of return in the years between GRCs. The cost of capital incorporated in an ARA is determined separately by the CPUC in the annual Cost of Capital consolidated proceeding which reviews financing costs and adopts capital structures for all California energy utilities. PG&E did not include an ARA request for 1997 or 1998 in its 1996 GRC application. It is likely that the ARA will be discontinued in the future because the CPUC is moving to a PBR structure.

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

  The Energy Cost Adjustment Clause (ECAC) provides for recovery of 91% of PG&E's recorded (or actual) electric fuel and fuel-related energy costs, and for collection of revenues attributable to Diablo Canyon generation. Differences between the sum of actual costs and Diablo Canyon revenues recoverable through ECAC, and the revenues intended to cover such amounts, accumulate in a balancing account, usually with interest, and are recovered from or returned to ratepayers through ECAC adjustments to future rates. ECAC rate adjustments are set once a year, based on a January 1 effective date, to recover the adjustment amount over a forward-looking calendar test year. Revenue adjustments resulting from the California Alternate Rates for Energy
(CARE) program and the ERAM are consolidated with the ECAC adjustment in the annual ECAC proceeding. The CARE program provides for discount residential rates for customers who qualify under low-income criteria, with the direct costs of CARE electric rate discounts funded through revenue adjustments made in the ECAC proceeding. Rates are subject to a further ECAC adjustment effective May 1 if the required adjustment would be more than 5% of total annual electric revenues.

  Fuel and fuel-related costs included in an ECAC adjustment are subject to a subsequent reasonableness review, in which the CPUC determines whether those costs were reasonably incurred. Costs found to be unreasonable may be disallowed, or deducted, from the amount to be recovered in rates. The amount of Diablo Canyon revenues recovered through the ECAC is determined under the Diablo Settlement and is not subject to reasonableness review. See "Electric Utility Operations -- Diablo Canyon -- Diablo Settlement" below.

  The Annual Energy Rate (AER) mechanism provides for recovery of 9% of forecasted electric fuel and fuel-related costs, without balancing account protection for actual costs that are higher or lower than forecasted. Thus, the AER mechanism places PG&E at partial risk for variations between actual and forecasted electric energy costs. To minimize the revenue risk resulting from the potential for substantial swings in energy-related expenses, the increase or reduction in earnings due to operation of the AER is limited to a change in return on equity of 1.4 percent.

  The Biennial Cost Allocation Proceeding (BCAP) is the major rate proceeding for PG&E's natural gas service, other than service on the PG&E Pipeline Expansion. As part of this proceeding, the gas fuel revenue requirement and gas transportation revenue requirement are adopted, based on forecasts and assumptions for the upcoming two-year period. The gas fuel revenue requirement provides for the recovery of the cost of the gas procured for customers who buy gas from PG&E; the gas transportation revenue requirement provides for the recovery of the cost of providing gas transportation service for all gas customers and other costs incurred in providing gas service, including the gas base revenue requirement set in the GRC and adjusted by the ARA mechanism.

  Both the gas fuel and transportation revenue requirements set in the BCAP include amounts accumulated in several associated balancing accounts. These balancing accounts accumulate differences between actual expenses and revenue earned to cover those expenses or between adopted revenue or cost targets and the actual revenue earned to meet those targets. BCAP rate adjustments may also include amounts accumulated in the Interstate Transition Cost Surcharge (ITCS) balancing account. See "Gas Utility Operations -- Restructuring of Gas Supply Arrangements" below for more detail regarding the ITCS account. Currently, recovery of gas costs accumulated in the various gas balancing accounts that recover actual expenses is subject to a CPUC determination that such costs were incurred reasonably. PG&E has filed an application seeking a core procurement incentive mechanism which would replace reasonableness reviews of gas costs. See "Gas Utility Operations -- Gas Regulatory Framework" below.

  In addition to adopting the gas revenue requirements in the BCAP, the CPUC also allocates both the gas fuel and transportation revenue requirements among core and noncore classes and among the customer groups within those classes. The BCAP also includes the rate design process, in which it is determined how specific costs are recovered from customers, with rates set accordingly.

  Generally, a BCAP filing is made on August 15 of every other year for rates to be effective on April 1 of the following year. PG&E's latest BCAP, filed November 1994, set rates effective January 1, 1996, except for service on the PG&E Pipeline Expansion. That BCAP decision ordered PG&E to file its next BCAP on March 1, 1997, for rates to be effective January 1, 1998. The latest BCAP decision authorizes annual rate changes to recover from, or return to, ratepayers undercollections or overcollections in balancing accounts.

  Under the Customer Energy Efficiency (CEE) shareholder incentive mechanism adopted in 1994, PG&E is authorized to recover in rates some of the energy savings resulting from and costs of certain of its CEE, or Demand Side Management (DSM), programs. CEE rate adjustments resulting from shareholder incentives earned on CEE programs are determined as part of the Annual Earnings Assessment Proceeding (AEAP), a consolidated proceeding established by the CPUC to authorize shareholder earnings for PG&E and the other California energy utilities arising out of the previous year's DSM program accomplishments. AEAP rate adjustments will be consolidated with any other rate changes effective on January 1 of each year. See "Customer Energy Efficiency/Demand Side Management Programs" below.

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

  1996 RATE PROCEEDINGS

  In December 1995, the CPUC issued decisions which authorize for PG&E a consolidated annual electric revenue decrease of $443 million and an annual gas revenue decrease of $211 million. This represents an electric and gas revenue decrease of 5.6% and 9.5%, respectively from rates in effect in 1995.

  The following table summarizes the various rate case decisions that became effective on January 1, 1996.

                         SUMMARY OF RATE CASE DECISIONS
                           EFFECTIVE JANUARY 1, 1996
                                 (IN MILLIONS)

                                                         ELECTRIC  GAS   TOTAL
                                                         -------- -----  -----
1996 GRC and related proceedings (excluding Cost of
 Capital)...............................................  $(273)  $(256) $(529)
1996 Cost of Capital....................................    (45)    (14)   (59)
ECAC/AER/ERAM/CARE......................................   (112)     --   (112)
BCAP....................................................     --      62     62
AEAP....................................................    (13)     (3)   (16)
                                                          -----   -----  -----
    Total Change in Revenue Requirement.................  $(443)  $(211) $(654)
                                                          =====   =====  =====

  1996 GRC. The CPUC's decision in PG&E's 1996 GRC authorized annual electric and gas base revenue decreases of approximately $300 million and $270 million, respectively, from rates in effect in 1995. The total $570 million revenue decrease in the GRC decision incorporates the rate impact of the 11.60% return on equity authorized by the CPUC in PG&E's Cost of Capital proceeding (as described below) and the resulting 9.49% overall authorized utility rate of return for 1996. The revenue decrease is attributable to declining capital expenditures, lower cost of capital and reductions in expense levels, principally relating to workforce reductions. PG&E's budgeted earnings for 1996 were derived, in part, from the revenues authorized by the CPUC in the 1996 GRC, but also include budgeted utility operating expenses that are approximately $250 million greater than the amount adopted by the CPUC for setting rates in the 1996 GRC. The higher expense level is primarily attributable to several projects related to distribution system reliability, and improved customer service and public information systems.

  In addition, base revenue changes resulting from certain related proceedings were consolidated with the GRC base revenue decrease, as shown in the table above. The GRC proceeding was held open to consider, among other things, the cost effectiveness of Helms (see "Electric Utility Operations-- Other Electric Resources -- Helms Pumped Storage Plant" below) and PG&E's response to outages caused by recent storms (see "Electric Utility Operations -- Storm Response Proceedings" below). In January 1996, PG&E filed an application for rehearing of the CPUC's decision in the revenue requirements phase of the 1996 GRC. PG&E seeks rehearing on a number of issues, including pension contributions, funding for nonresidential customer service and the elimination of the Air Quality Adjustment mechanism.

  With respect to Helms, the CPUC directed PG&E to perform a cost-effectiveness study of Helms, to be submitted by July 1996. The study will consider changes in rate recovery for the plant which will include, among other things, the option of retirement with recovery of the investment without a return over a four-year period. Helms had a net book value of $631 million at December 31, 1995.

  1996 Cost of Capital Proceeding. As part of its ruling in the annual generic Cost of Capital proceeding for California's major energy utilities, the CPUC authorized for PG&E a utility return on common equity of 11.60%. This represents a decrease from the 12.10% return on common equity allowed in 1995. The decision authorizes a utility capital structure of 48.00% common equity, 5.50% preferred stock and 46.50% long-term debt. The combined authorized costs of debt, preferred stock and the 11.60% return on common equity result in an overall return on rate base of 9.49% for 1996, compared with the 9.79% authorized for 1995.

  ECAC. In December 1995, the CPUC also issued a decision in PG&E's ECAC proceeding. The decision reduces electric revenues by approximately $112 million for the twelve-month forecast period beginning January 1, 1996. The decrease is composed of a decrease of approximately $263 million in the ECAC revenue requirement, an increase in the ERAM of approximately $157 million, a decrease of approximately $12 million under the AER and an increase of approximately $6 million under the CARE program. The amounts adopted in the ECAC decision reflected the continuation of PG&E's economic stimulus rate reduction, an annual $70 million rate reduction offered to PG&E's largest business customers. The rate reduction, offered since July 1993, was developed to help attract and retain major employers in Northern and Central California.

  BCAP. The CPUC issued a decision in PG&E's BCAP in December 1995, authorizing an increase of approximately $60 million in annual gas revenues, for a two-year period beginning January 1, 1996. The BCAP decision also ordered a one-time refund to core customers, which with interest totaled approximately $218 million, to be made in March 1996. The refund represents an overcollection in certain gas procurement balancing accounts and disallowances ordered by the CPUC relating to previous gas procurement and planning practices. Annual gas revenues were also increased by an additional $2 million as a result of certain adjustments related to other aspects of gas operations considered in the GRC.

  AEAP. In December 1995, the CPUC also issued a decision in the AEAP, which determines the shareholder incentives earned for PG&E's CEE programs. The decision adopts PG&E's requested incentive payment of $19.3 million for its 1994 programs, to be collected in installments over a 10-year period. The ultimate amount of the shareholder incentive to be collected may vary, depending upon the results of studies to be conducted to measure the actual energy savings resulting from PG&E's CEE programs. (See "Customer Energy Efficiency/Demand Side Management Programs" below.) However, because the incentives from PG&E's 1991 programs are expiring, the net revenue change in 1996 from energy efficiency shareholder incentives is an electric decrease of $12.8 million and a gas decrease of $3.1 million, which are reflected in the ECAC and BCAP decisions discussed above.

  1997 RATE FILINGS

  On March 29, 1996, PG&E filed an application with the CPUC seeking approval to modify Diablo Canyon ratemaking and adopt a customer electric rate freeze, effective January 1, 1997, which would result in customer electric rates in 1997 being the same as those in effect on January 1, 1996. See "Electric Utility Operations--Electric Industry Restructuring--Proposed Modification to Diablo Ratemaking" below. To achieve the customer electric rate freeze, PG&E proposes to consolidate the revenue requirement changes resulting from the following applications PG&E has filed, or will be filing, at the CPUC in 1996: the ECAC application described below, the application to modify Diablo Canyon pricing and adopt a customer electric rate freeze, the 1997 base revenue application described below, the 1997 Cost of Capital application and the 1996 AEAP application.

  On April 1, 1996, PG&E intends to file with the CPUC a rate case application to increase electric base revenues by approximately $156 million, with recovery of approximately $33 million effective January 1, 1997. Recovery of the remaining $123 million would be deferred until January 1, 1998 unless otherwise offset by further decreases in forecasted ECAC costs for 1997. The filing requests recovery of expenses for electric distribution operations and maintenance and call center operations. The amounts requested are above the levels authorized by the CPUC for these activities in the 1996 GRC. The filing also requests an inflation adjustment from 1996 to 1997.

  Also on April 1, 1996, PG&E expects to file an application (ECAC application) with the CPUC to request a revenue requirement decrease of approximately $405 million, composed of an ECAC decrease of approximately $346 million, an AER decrease of approximately $10 million, an ERAM decrease of approximately $48 million and a CARE decrease of approximately $1 million. PG&E's ECAC application includes reports on PG&E's gas and electric system operations during 1995 and requests a finding that PG&E's gas and electric operations were reasonable during the 1995 record period.

  WORKFORCE REDUCTION RATE MECHANISM

  In March 1993, the CPUC authorized the establishment of a memorandum account to record all costs and savings incurred in connection with PG&E's 1993 workforce reduction program, subject to a reasonableness review. In October 1993, PG&E filed a report with the CPUC to update the forecasted costs and savings associated with the workforce reduction program. As proposed in its filing with the CPUC, PG&E's net revenue requirement savings expected to be achieved during the 1993 GRC cycle through the workforce reduction program were passed on to ratepayers over a two-year period beginning January 1, 1994. These savings totaled approximately $156 million. PG&E will file an updated report with the CPUC in 1996.

  The total cost of the 1993 workforce reduction program was $264 million. As a result of a freeze on electric rates in 1994, PG&E expensed $190 million of such costs relating to electric operations. The amount relating to gas operations was deferred and amortized over the period 1993 to 1995.

CUSTOMER ENERGY EFFICIENCY/DEMAND SIDE MANAGEMENT PROGRAMS

  PG&E has long been active in the implementation of CEE and other DSM programs which encourage customers to implement energy-efficient measures. These measures allow PG&E to defer capital expenditures in connection with generation, transmission and distribution facilities, reduce operating costs, reduce the environmental impact of operations and provide service options to customers. In addition, these measures help to minimize the use of existing fossil fueled generation. Since the mid-1970s, PG&E has expended over $1.5 billion on DSM programs, allowing PG&E to avoid the need for approximately 1,600 MW of new generating capacity.

  Since 1990, the CPUC has permitted PG&E to earn shareholder incentives on its CEE programs. For resource programs which are designed to produce positive net benefits (i.e., the net present value of the avoided energy, capacity, transmission and distribution costs of the programs exceeds the cost of the CEE program), the shareholder incentive is 30% of the positive net benefits. However, the utilities must guarantee the overall cost effectiveness of their residential and non-residential portfolio of programs in order to earn shareholder incentives on those programs. If a portfolio is not cost-effective, the utility must refund to ratepayers the amount by which the costs of the programs exceed the resource benefits of the portfolio. If the actual accomplishments of a portfolio fall below a minimum performance standard established for the portfolio, the entire portfolio will be ineligible for shareholder incentives. For certain service programs, including PG&E's direct weatherization and energy efficiency education programs, the shareholder incentive target is 5% of the cost of the programs. Actual earnings for these service programs are based on documented program accomplishments.

  Shareholder incentives on resource programs are based on actual measured energy savings rather than forecasted savings and are recovered in rates in four equal installments over a ten-year period, with the amount recoverable subject to the outcome of periodic measurement and evaluation studies. The amount of shareholder incentives authorized for PG&E and other California utilities is determined annually in the AEAP.

  PG&E plans to spend approximately $134 million on CEE programs in 1996, compared to the $127 million spent on 1995 programs. PG&E is permitted to recover, through a balancing account, up to a maximum of 130% of the authorized program expenses for resource programs. The shareholder incentive mechanism and the requirement of ex post measurement of energy savings over the 10 years make an estimate of earnings over that period difficult at this time. PG&E currently estimates it will earn approximately $26 million in shareholder incentives over the 10-year period as a result of the 1996 programs.

CAPITAL REQUIREMENTS AND FINANCING PROGRAMS

  The Company continues to require capital for improving its existing generation, transmission and distribution facilities to enhance their efficiency and reliability, to extend their useful lives and to comply with environmental laws and regulations. Expenditures for these purposes, including the allowance for funds used during construction (AFUDC), were approximately $963 million for 1995. New investments in diversified operations totaled $181 million in 1995.

  The following table sets forth the estimated total capital requirements, consisting of capital expenditures for the utility functions, Diablo Canyon and the nonregulated investments of Enterprises and amounts for maturing debt and sinking funds for the years 1996 through 2000. These are forward looking statements which involve a number of assumptions and uncertainties. Actual amounts may differ materially from the estimated amounts shown below.

                              CAPITAL REQUIREMENTS
                                 (IN MILLIONS)

                                        1996   1997   1998   1999   2000  TOTAL
                                        ----   ----   ----   ----   ----  -----
Utility(1)(2)......................... $1,291 $1,220 $1,283 $1,298 $1,251 $6,343
Diablo Canyon(2)......................     36     37     39     40     42    194
Enterprises(3)
 USGen(4).............................    124     51    210     57    294    736
 InterGen(4)..........................     34    100    120    194    188    636
 Other................................      4      2      2      2      1     11
                                       ------ ------ ------ ------ ------ ------
  Total Capital Expenditures..........  1,489  1,410  1,654  1,591  1,776  7,920
Maturing Debt and Sinking Funds.......    304    322    668    272    447  2,013
                                       ------ ------ ------ ------ ------ ------
  Total Capital Requirements.......... $1,793 $1,732 $2,322 $1,863 $2,223 $9,933
                                       ====== ====== ====== ====== ====== ======

--------
(1) Utility expenditures are shown net of reimbursed capital and include California electric and gas operations and existing operations of the gas pipeline from Canada to California.

(2) Utility expenditures include AFUDC. Expenditures for Diablo Canyon and the California portion of the PGT/PG&E Pipeline Expansion (see "Gas Utility Operations -- PGT/PG&E Pipeline Expansion" below) include capitalized interest.
(3) Enterprises' actual capital expenditures may vary significantly depending on the availability of attractive investment opportunities.

(4) USGen and InterGen expenditures include commitments by PG&E and/or Enterprises to make capital contributions for Enterprises' equity share of currently identified generating facility projects. These contributions, payable upon commercial operation of the projects, are estimated to be $114 million and $29 million in 1996 and 1997, respectively. There are no current commitments to make contributions in 1998 or thereafter.

  Most of the utility capital expenditures for 1996 through 2000 are associated with short lead time, modest capital expenditure projects aimed at providing the facilities required by new customers and at the replacement and enhancement of existing generation, transmission, distribution and common utility facilities to enhance their efficiency and reliability and to comply with environmental laws and regulations. Exceptions include certain major projects associated with customer service improvements.

  The Company estimates that, in addition to the capital expenditure objectives referred to above, its total capital requirements for the years 1996 through 2000 will include approximately $2,013 million for payment at maturity of outstanding long-term debt and for meeting sinking fund requirements for debt, as indicated above.

  The funds necessary for the Company's 1996-2000 capital requirements will be obtained from (i) internal sources, principally net income before noncash charges for depreciation and deferred income taxes, and (ii) external sources, including short-term financing, such as bank loans and the sale of short-term notes, and long-term financing, such as sales of equity and long-term debt securities, when and as required.

  The Company conducts a continuing review of its capital expenditures and financing programs. The programs and estimates above are subject to revision and actual amounts may vary based upon changes in assumptions as to system load growth, rates of inflation, receipt of adequate and timely rate relief, availability and timing of regulatory approvals, total cost of major projects, availability and cost of suitable nonregulated investments, and availability and cost of external sources of capital, as well as the outcome of the ongoing restructuring in both the electric and gas industries. See "Competition and Industry Restructuring" above and "Electric Utility Operations -- Electric Industry Restructuring" below.

                          ELECTRIC UTILITY OPERATIONS

ELECTRIC INDUSTRY RESTRUCTURING

  On December 20, 1995, the CPUC, by a three to two vote, issued a decision calling for the restructuring of California's electric industry. The restructuring contemplated in the decision would (1) simultaneously create a wholesale power pool, or Exchange, and allow direct access for certain customers to contract directly with electric generation providers beginning, at the latest, on January 1, 1998, with all customers phased into direct access within five years, (2) establish an ISO to manage and control the transmission system, and (3) provide recovery of utilities' stranded costs through a non-bypassable surcharge, or CTC, to be imposed on all customers taking retail electric service as of or after December 20, 1995. The decision, while effective immediately, also provides a 100-day period for legislative review and sets out an ambitious schedule for various implementing filings and comments over the period ending in October 1996.

  MARKET STRUCTURE

  The CPUC decision requires the three largest IOUs to develop a detailed proposal for submission to the FERC for creation of the ISO. The decision contemplates that the IOUs, after approvals from the FERC and the CPUC, turn over control, but not ownership, of their transmission systems to the ISO. The ISO will control the dispatch of generation and the operation of the transmission system and provide open access transmission service on a nondiscriminatory basis.

  The decision requires the three largest IOUs, in conjunction with other interested parties, to work together to prepare a joint proposal for the creation of the Exchange which will be separate from and independent of the ISO. The Exchange would manage bids for energy, set the market clearing price, and then submit its delivery schedule to the ISO for dispatch. The IOUs will be required to bid all their generation output into the Exchange and purchase all their energy from the Exchange during the five-year transition period to full direct access. Participation in the Exchange will be voluntary for all other market participants.

  The ISO and Exchange would be separate, independent entities. The decision instructs the IOUs to file a proposal to establish the ISO and Exchange with the CPUC and FERC by April 29, 1996.

  MARKET POWER

  The CPUC concluded that market power issues associated with the electric industry restructuring almost certainly mandate that PG&E and SCE divest themselves of a substantial portion of their fossil fuel generating assets. To encourage divestiture, for each 10% of fossil fuel generation capacity divested, the decision proposes an increase of up to ten basis points in the equity return on the undepreciated net book value of fossil fuel generation assets. The decision required PG&E and SCE to file plans to voluntarily divest themselves of at least 50% of their fossil fuel generation assets. On March 19, 1996, PG&E filed its response. In its filing, PG&E indicated its willingness to proceed with divestiture of at least 50% of its fossil-fueled generation assets as long as CTC recovery is satisfactorily resolved. PG&E stated that it had retained an investment banker to assist it in evaluating the market for generation assets, including which plants might be divested and the form which such divestiture might take. PG&E also indicated that, in light of certain commissioners' belief that utilities should divest substantially all, if not all, generation, it would request its investment banker to evaluate the feasibility and desirability of divesting additional non-nuclear generating assets. PG&E indicated that it does not propose to divest Diablo Canyon. PG&E's filing also suggests various steps the CPUC could take to facilitate the divestiture process.

  The decision also directed the IOUs to file comments on the feasibility, timing and consequences of a corporate restructuring to separate their operations and assets between the generation, transmission and distribution functions, including the option of forming a holding company structure. On March 19, 1996, PG&E filed its comments, indicating that it saw no compelling reason to effect a corporate separation of its transmission and distribution functions and anticipated significant practical obstacles to doing so. PG&E indicated that corporate separation of utility generation merits further consideration. As PG&E moves toward reducing its ownership of generation it may be appropriate in the future to locate remaining generating assets in a separate affiliated corporate entity. Separation in this manner would be consistent with PG&E's proposed holding company structure.

  CUSTOMER CHOICE

  Under the CPUC's restructuring decision, the IOUs would continue to provide distribution, generation and procurement functions for those customers choosing to take bundled service from the utilities, all of which would be regulated under a form of PBR during the transition period. The CPUC decision provides that by January 1, 1998, a representative number of customers from all customer groups, individually or in an aggregate, will be able to participate in the first phase of direct access which will last one year, with the balance of customers phased in to direct access within five years, or sooner if technically possible. Ultimately, it is contemplated that all customers will have the choice of buying electricity from their local distribution utility, through the Exchange or directly from electricity generators through direct access bilateral contracts.

  CTC/STRANDED COSTS

  The decision provides for the collection of transition costs through the imposition of a non-bypassable CTC applied to transmission and distribution rates. Transition cost recovery shall not increase rates beyond the rate levels in effect as of January 1, 1996. A transition cost account will be established for each utility. Electric generation regulatory assets will be included in the account as authorized by the CPUC. The account will be adjusted annually for the difference between the authorized CTC obligation associated with the generation assets and actual revenues earned in the market. The CTC account will recover the undepreciated book value of a utility's fossil fuel generation assets as reflected in rate base at a reduced return on equity equal to 10% below the utility's embedded cost of debt. For hydroelectric and geothermal generation assets, the CTC will be the above- or below-market portion of the revenue requirement for those facilities derived through a PBR method. Final valuation of above-market generation assets will be included in the CTC account and must be completed by 2003. Non-nuclear generation assets will be valued through sale, spin-off or market appraisal.

  Transition costs resulting from the operation of nuclear generation facilities and electricity purchases under existing wholesale and QF contracts will also be recorded in this account. Transition costs for these resources will be calculated annually over the terms of the contracts or until the authorized transition cost recovery has been completed. Except for existing QF generation contracts for which CTC collection will continue until expiration of the contracts, all transition costs will be collected by 2005.

  With respect to recovery of costs associated with Diablo Canyon and the Diablo Settlement, the decision confirms that the CPUC will continue to honor regulatory commitments regarding the recovery of nuclear power costs. The decision provides that (1) transition costs associated with Diablo Canyon will be calculated as the difference between the Diablo Settlement price and the market price as determined by the Exchange calculated over the term of the Diablo Settlement; and (2) the ISO will schedule power from Diablo Canyon on a must-take basis, consistent with the Diablo Settlement. The CPUC decision required PG&E to file by March 29, 1996 a proposal for pricing Diablo Canyon generation at market prices by 2003 and for completing recovery of Diablo Canyon CTC by 2005 while assuring no overall rate increase over January 1, 1996 levels. Decommissioning costs will also be included in the transition cost account. The CPUC required that at least one of the alternatives presented in PG&E's proposal be structured to accelerate recovery of the undepreciated portion of Diablo Canyon, at a significantly reduced return tied to the embedded cost of debt, and to include PBR for recovery of operating costs and prospective capital additions.

  PROPOSED MODIFICATION TO DIABLO RATEMAKING

  Pursuant to the CPUC's decision, on March 29, 1996, PG&E filed an application with the CPUC seeking expedited approval to modify Diablo Canyon pricing and adopt a customer electric rate freeze, effective January 1, 1997. PG&E indicated that the purpose of the modification application is to accelerate competition and customer choice in California electricity markets. The application would reduce the amount of Diablo Canyon transition costs by over $3.7 billion (net present value) compared to transition costs that would arise under existing Diablo Canyon prices, while recovering remaining Diablo Canyon and other utility generation assets by no later than the end of 2001. The filing would accelerate PG&E's recovery of utility generation-related transition costs caused by industry restructuring without raising customer rates. PG&E's application would result in the termination of the modified Diablo Canyon pricing agreement by the end of 2001, which is fifteen years earlier than the Diablo Settlement would otherwise terminate, so that Diablo Canyon generation may be priced at market levels consistent with the goals of the CPUC restructuring decision. The effect of the modified Diablo Canyon pricing would be to increase Diablo Canyon's revenue requirement by approximately $372 million in 1997, compared to existing rates. However, these revenues will be offset by other rate decreases in order to assure that PG&E's customer electric rates do not increase above levels in effect as of January 1, 1996. See "General--Rate Matters--1997 Rate Filings" above.

  PG&E proposes that the current pricing of Diablo Canyon generation, as set forth in the Diablo Settlement, be replaced by a new performance-based pricing schedule which is consistent with the settlement recently adopted by the CPUC concerning rate recovery for the San Onofre Nuclear Generating Station (SONGS), owned by SCE and San Diego Gas & Electric Company. Under this approach, the current Diablo Canyon fixed price would be replaced by a sunk cost revenue requirement consisting of PG&E's remaining sunk costs in Diablo Canyon as of December 31, 1996, depreciated over a five year period and subject to a reduced return consistent with the SONGS settlement. Sunk costs consist of net plant, working capital and regulatory assets, all net of deferred taxes. The sunk cost revenue requirement would be recovered without reference to Diablo Canyon's performance, unless the plant were shut down for nine months or more. Consistent with the SONGS settlement, PG&E's proposal provides for a significantly reduced rate of return on common equity equal to 6.77 percent. The sunk cost revenue requirement would eliminate the need for the floor payments provision in the Diablo Settlement (see "Diablo Canyon--Diablo Settlement" below for a more detailed description of the terms of the Diablo Settlement), and therefore PG&E's right to such floor payments in the event of prolonged or permanent plant outages would be deleted.

  The escalating component of current Diablo Canyon prices would be replaced by a performance-based Incremental Cost Incentive Price (ICIP) similar to that used in the SONGS settlement for performance-based recovery of Diablo Canyon's variable costs and future capital additions. Under the ICIP, the variable costs and incremental capital additions are recovered under a pre-set price per kWh of plant output based on an initial forecast of such costs. The ICIP prices would be 3.65 cents, 3.76 cents, 3.89 cents, 4.04 cents and 4.25 cents, in each of 1997, 1998, 1999, 2000 and 2001, respectively. This performance-based price will recover approximately 40% of Diablo Canyon's annual revenue requirement.

  The 2016 termination date in the Diablo Settlement would be changed to December 31, 2001, and related abandonment payment provisions in the Diablo Settlement would be replaced with closure cost recovery provisions consistent with the SONGS settlement, under which PG&E would be entitled to recover a percentage of its annual operating and maintenance and administrative and general costs for a limited period of years following plant closure. If Diablo Canyon is shut down prior to such time as transition costs are fully recovered, PG&E's continued recovery of the sunk cost revenue requirement would be subject to CPUC evaluation. After such time as transition costs are fully recovered, there would be no restrictions on Diablo Canyon's operations or on which markets it could sell into, but 50% of any profits earned after such time would be allocated to ratepayers.

  Certain fixed or safety-related costs, such as decommissioning costs, would continue to be recovered in PG&E's base rates without reference to Diablo Canyon's performance. At PG&E's option, recovery of estimated decommissioning costs could be accelerated under the customer electric rate freeze over the same depreciation period as Diablo Canyon's sunk costs.

  In conjunction with these modifications to Diablo Canyon pricing arrangements, PG&E's application proposes that the CPUC adopt a customer electric rate freeze at 1996 levels through the end of 2001, in order to permit PG&E to accelerate capital recovery of its other utility generation and associated regulatory assets through 2001. PG&E would be at risk for completing recovery of PG&E's utility generation-related investments, including Diablo Canyon, and related regulatory assets by the end of 2001.

  PG&E indicated that adoption of its customer electric rate freeze proposal is linked inextricably with the modified Diablo Canyon pricing proposal. In the event that the CPUC is unable to adopt the proposed customer electric rate freeze, PG&E would withdraw its proposal to price Diablo Canyon generation in a manner similar to that contemplated in the SONGS settlement, and instead would propose an alternative modification of Diablo Canyon pricing. Under this alternative, transition costs would consist of that portion of payments under the Diablo Settlement in excess of market value, including estimated payments through the 2016 termination date of the Diablo Settlement, as determined by the Exchange price. The portion of Diablo Canyon transition costs relating to the period between 2003 and 2016 would need to be estimated. PG&E proposes that the estimate be based on Diablo Canyon's expected profits, projected for the period 2004-2016 and then discounted to a present value. The post 2003 transition costs would be amortized and recovered in the transition cost account, along with the 1997-2003 transition costs, over the 1997-2005 period. Under this alternative proposal, the Diablo Settlement would be modified to terminate effective December 31, 2003 and to authorize PG&E thereafter to operate Diablo Canyon or sell its output into any markets without restriction, with all profits after 2003 allocated to ratepayers. PG&E would also reserve the right under this alternative to request electric rate increases above the 1996 levels if PG&E's combined annual revenue requirement for transition cost recovery and for providing necessary and reasonable utility services exceeds the 1996 customer electric rate cap adopted in the CPUC's electric industry restructuring decision.

  In its application, PG&E argues that its preferred alternative of modified pricing of Diablo Canyon prices consistent with the SONGS settlement together with a customer electric rate freeze will clear the way for PG&E and the CPUC to implement at an early date comprehensive restructuring of the electric utility industry in California. In addition, the proposal would provide substantial benefits to PG&E's customers by reducing the burden of transition costs and pricing Diablo Canyon power at market prices fifteen years earlier than under current ratemaking.


  PUBLIC PURPOSE PROGRAMS

  The CPUC decision suggests that the California State Legislature adopt a non-bypassable "public goods charge" to fund research and development and energy efficiency programs that serve the public good. The CPUC also will support legislation authorizing a separate surcharge to fund low-income rate assistance and energy efficiency programs. The decision also expresses the CPUC's intention to maintain resource diversity and encourage development of renewable generation resources by imposing a minimum purchase requirement on retail electric sellers or generators.

  IMPLEMENTATION SCHEDULE

  In a March 13, 1996 order, the CPUC set a procedural schedule for implementation filings to be made by the IOUs in order to achieve the January 1998 start date for the restructured industry. Future filings include proposals to establish the ISO and Exchange (to be filed by April 29, 1996), proposals to establish PBR for generation and distribution functions (to be filed by July 15, 1996), proposals to establish unbundled distribution services and address related pricing and rate design issues (to be filed by July 15, 1996), estimates of the book value of utility non-nuclear generation assets (to be filed by July 15, 1996), proposals concerning implementation of direct access (to be filed by August 30, 1996) and PG&E's application to implement a CTC charge to be effective January 1, 1998 (to be filed by August 30, 1996). The CPUC indicated that the assigned commissioners or administrative law judges, acting on behalf of the CPUC, may exercise their discretion to amend the schedule if necessary and desirable.

  APPLICATION FOR REHEARING

  On February 13, 1996, PG&E filed an application for rehearing of the CPUC's electric industry restructuring decision. PG&E's filing did not contest the CPUC's policy direction but questioned whether the transition cost recovery mechanism approved by the CPUC provides adequate assurances that PG&E will be able to recover its stranded costs. The filing was intended to preserve PG&E's legal options in the event that implementation proceedings do not produce adequate transition cost recovery.

  In its application for rehearing, PG&E argued, among other things, that (1) the CPUC should have held evidentiary hearings to provide a proper basis for its decision; (2) the CPUC's decision may be confiscatory since it appears to limit the amount of transition costs potentially recoverable by establishing a cut-off date of 2005 and since it would not allow the utility to adequately recover its operating and capital costs, or an adequate return on capital, associated with fossil generation; (3) the decision would accomplish an unlawful permanent physical "taking" of PG&E's property by directing the transfer of PG&E's transmission system to the ISO and mandating access to those facilities by others; (4) the CPUC decision is preempted by the Federal Power Act; and (5) the CPUC decision is unconstitutional as a violation of the Commerce Clause of the United States Constitution. Other parties also filed applications for rehearing challenging, among other things, the validity of the CTC recovery, the extent to which new entrants in the generation market can be regulated by the CPUC, and whether in issuing the restructuring decision the CPUC complied with the California Environmental Quality Act.

  POTENTIAL CTC BYPASS

  On February 15, 1996, PG&E filed with the CPUC a motion for emergency relief requesting authority to establish an Interim CTC Procedure. The Interim CTC Procedure will be immediately applicable to current electric retail customers with a monthly peak load over 500 kilowatts (kW) that intend to terminate or reduce bundled electric service from PG&E and transfer their purchases of electricity for that load to other suppliers. PG&E's motion indicates that immediate relief is necessary to ensure that these departing customers do not undermine the CPUC's plan for implementation of direct access and evade responsibility for the non-bypassable CTC contemplated in the CPUC's restructuring decision.

  In its motion, PG&E cites current efforts by certain of its retail customers to obtain power from alternative sources based on the assumption that, by acting before the CPUC implements the CTC, they will be able to avoid paying their share of transition costs. Utilities not regulated by the CPUC are building duplicative electric lines linking their loads to PG&E retail customers in order to bypass PG&E's distribution and transmission system and purchase power from alternate sources. These customers hope to avoid CTC if they eliminate their need for distribution service from PG&E before the CTC is fully implemented. PG&E's motion also cites recent efforts by a power marketer to serve a PG&E retail customer by having an irrigation district buy the customer's substation and claim it to be a wholesale load, thereby seeking to obtain direct access years in advance of the CPUC's schedule and before complete implementation of a CTC mechanism. In that instance, PG&E has filed a petition with the FERC seeking a declaration that these efforts amount to a retail transaction which is prohibited under the Energy Act.

  In order to avoid confusion and address these efforts to evade CTC, PG&E proposes that an Interim CTC Procedure be implemented which will require the payment of Interim CTC charges prior to the termination or reduction of service from PG&E by departing customers. Amounts collected under the Interim CTC Procedure would be subject to refund pending implementation of a final CTC mechanism by the CPUC. If the CPUC eventually determines that the scope of the CTC should be different from the Interim CTC Procedure or that certain classes of customers should be exempt from it, any amounts collected under the interim approach will be refunded with interest.

  FINANCIAL IMPACT OF ELECTRIC INDUSTRY RESTRUCTURING

  In December 1994, in response to one of the proceedings leading to the CPUC electric industry restructuring decision, PG&E estimated the revenue requirements of its owned generation assets and power purchase obligations to be above market by $3 billion and $11 billion (net present value) at assumed market prices of $.040 and $.032 per kWh, respectively. These market prices were used to provide a range of possible transition costs and do not represent a forecast of expected market prices. Market prices could be less than $.032 per kWh. The above-market estimates filed in December 1994 were determined by comparing future revenue requirements of generation assets and power purchase obligations, over a 20-year and 30-year period, respectively, with revenues computed at assumed market prices. Diablo Canyon was included in the revenue requirements calculation using the revised pricing included in the existing modified Diablo Settlement. The revenue requirement for Diablo Canyon and all PG&E-owned generation assets included a return on investment. The actual amounts of above-market revenue requirements may differ materially from those indicated above and will depend on the final regulations and the actual market prices of electricity or a definitive market valuation.

  The net present value of above-market revenue requirements for Diablo Canyon included in the December 1994 estimates were $4 billion and $6 billion at assumed market prices of $.040 and $.032 per kWh, respectively. In connection with PG&E's proposal to modify Diablo Canyon pricing, filed with the CPUC on March 29, 1996, the net present value of above-market revenue requirements for Diablo Canyon were estimated to be $10.1 billion at a market price of $.025 per kWh, which reflects PG&E's current estimate of Diablo Canyon generation's market price beginning in 1997.

  The CPUC electric industry restructuring decision establishes an account to track the accumulation of transition costs and their recovery. While the decision provides an opportunity for recovery of all above-market costs, actual recovery of the CTC will be limited to an amount that does not increase the customers' aggregate rates above those in effect on January 1, 1996. Recent CPUC decisions effective on January 1, 1996, including PG&E's 1996 GRC, have resulted in an average electric system rate of 9.9 cents per kWh. PG&E's ability to recover its transition costs will be dependent on achieving overall reductions in costs such that it can recover its ongoing operating costs, capital costs and transition costs at the 1996 rate level and on continuing to collect CTC for the duration of the recovery period.

  As a result of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," PG&E had accumulated approximately $2.6 billion of electric regulatory assets, including balancing accounts, at December 31, 1995. The regulatory assets attributable to electric generation, excluding balancing accounts of $248 million which are expected to be recovered in the near term, were approximately $1.5 billion at December 31, 1995. When generation rates are no longer based on cost of service, as ultimately contemplated under the decision, PG&E will discontinue application of SFAS No. 71 for that portion of its business. However, PG&E expects to recover its regulatory assets as transition costs through the CTC and does not expect a material loss from the discontinuance of SFAS No. 71. PG&E's transmission and distribution businesses are expected to remain on cost-of-service rates.

  In addition, the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996 will require that regulatory assets continue to be probable of recovery in rates. In the event that this criterion can no longer be met, whether due to changing regulation or PG&E's inability to collect these costs, applicable portions of any regulatory assets would be written off. The transition cost account will be a regulatory asset also subject to the criteria of SFAS No. 121.

  The CPUC decision provides a structure for full recovery of PG&E's generation investments and costs through market prices and the CTC. However, the proposed modification to Diablo Canyon pricing, possible divestiture of generation assets and lower returns on a portion of its investments in generation assets will adversely impact PG&E's future returns on its generation investments. The proposed modification to Diablo

Canyon ratemaking offers substantial reductions in post-2001 performance-based revenues in exchange for a commitment to freeze customer electric rates through 2001 to allow accelerated collection of utility generation-related CTC. If accepted, the proposed modification will significantly reduce the level of PG&E's CTC by reducing the common equity returns on the Diablo Canyon plant investment to 6.77% and accelerating the capital recovery of the plant and other utility generation-related assets. If the proposal to freeze customer electric rates is adopted, PG&E will depreciate and recover the Diablo Canyon plant balance at January 1997 over five years rather than the current recovery period through 2016. In addition, the proposal would also limit recovery of all utility generation-related CTC to amounts collected through 2001. While it would not adversely affect PG&E's cash flow, PG&E's proposal to modify Diablo Canyon pricing and effect a customer electric rate freeze, and to accelerate recovery of utility generation-related investments, including Diablo Canyon, and regulatory assets would result in a significant reduction in annual earnings beginning in 1997. If the revised return currently contemplated for Diablo Canyon had been adopted for 1995 and PG&E recovered no more than its actual variable costs under the performance-based ICIP, Diablo Canyon's earnings available for common stock would have been $115 million, as compared to $492 million. In addition, PG&E's recovery of revenue based on the performance-based ICIP will depend on the capacity factor and variable cost assumptions adopted by the CPUC in implementing PG&E's Diablo Canyon pricing proposal. To the extent that the actual capacity factor or variable expenses are different than those adopted by the CPUC in setting the ICIP price, the Company's earnings will be impacted.

  As of December 31, 1995, the net book values of Diablo Canyon and the remaining PG&E owned generating plants, including an allocation of common plant, were approximately $4.8 billion and $3.1 billion, respectively, and regulatory assets attributable to electric generation were approximately $1.5 billion. Because of the expected transition cost recovery as provided in the decision, PG&E does not anticipate a material impairment loss on its investment in generation assets due to electric industry restructuring. However, should final implementing regulations differ significantly from the CPUC decision or should full recovery of generation assets and obligations not be achieved due to changing costs or limitations imposed by the market, a material loss could occur.

  The Company cannot predict the ultimate outcome of the ongoing changes that are taking place in the electric utility industry or predict whether such outcome will have a material impact on its financial position or results of operations. However, the Company believes the end result will involve a fundamental change in the way it conducts business. These changes will impact financial operating trends, resulting in greater earnings volatility. PG&E's common stock dividend is based on a number of financial considerations, including sustainability, financial flexibility and competitiveness with investment opportunities of similar risk. In addition to the other factors affecting PG&E's dividend policy, PG&E plans to evaluate the level of its common stock dividend as key issues related to electric industry restructuring are more clearly resolved.

STORM RESPONSE PROCEEDINGS

  As part of PG&E's 1996 GRC, the CPUC held hearings in April 1995 addressing issues relating to customer service and PG&E's response to service interruptions caused by severe storms in January and March of 1995. A CPUC order issued in September 1995 required PG&E to implement improvements in its telephone system and public information activities and to report on those improvements by year end 1995.

  In early December 1995, PG&E's service territory experienced storms and hurricane-force winds which caused approximately 1.7 million electrical service interruptions. On December 19, 1995, the assigned commissioner in PG&E's 1996 GRC issued a ruling which ordered hearings on various issues arising out of PG&E's response to those wind storms. The ruling ordered PG&E to include in the report due at year end an explanation of how the telephone system and public information improvements that were to be implemented pursuant to the CPUC's September order, or any lack thereof, may have affected PG&E's response to the December storms.

  On January 2, 1996, PG&E submitted the required report to the CPUC on the telephone system and public information improvements. PG&E indicated that it had complied with the various telephone improvement activities ordered by the CPUC, noting that several of the improvements, such as achieving quicker response time by adding additional service representatives and telephone lines, were in place by the time of the December 1995 storm. Other improvements, such as exploring an interactive voice response system, are actively underway and could be in place later this year. Nevertheless, PG&E noted that it was neither feasible nor practicable to construct call center operations to meet the level of customer demand faced in extreme situations such as those experienced in the December storm. Hearings were held in February and March of 1996 to consider the issues addressed in PG&E's report. The CPUC has indicated that PG&E may be subject to penalties if the CPUC finds that PG&E has failed to comply with the September order without adequate justification.

  The December 1995 assigned commissioner's ruling also ordered further proceedings to consider whether PG&E acted reasonably in maintaining its system to assure integrity during storms and other natural disasters and in responding to its customers during the December storms. Hearings in this phase of the proceeding have been set for June 1996. Issues that will be addressed in these hearings include, among others, customer access to service employees and availability of operations and field employees, the adequacy of plant maintenance and repair prior to and during the emergency, a comparison of PG&E's storm response to that of other utilities, and PG&E's standards and procedures for paying customers for storm-related damages. The CPUC has indicated that the hearings will address potential remedies, including reparations to customers for reduced reliability, penalties, disallowances and damages to customers for property loss.

ELECTRIC OPERATING STATISTICS

  The following table shows PG&E's operating statistics (excluding subsidiaries except where indicated) for electric energy, including the classification of sales and revenues by type of service.

                                            YEARS ENDED DECEMBER 31
                             -------------------------------------------------------
                                1995        1994       1993       1992       1991
                             ----------  ---------- ---------- ---------- ----------
CUSTOMERS (AVERAGE FOR THE
YEAR):
 Residential..............    3,825,413   3,788,044  3,748,831  3,708,374  3,665,055
 Commercial...............      454,718     452,049    449,619    455,480    450,789
 Industrial...............        1,253       1,260      1,243      1,207      1,186
 Agricultural.............       88,546      90,520     91,376     94,562     96,270
 Public street and highway
  lighting................       17,089      16,709     16,096     15,681     15,314
 Other electric utilities.           35          29         28         24         21
                             ----------  ---------- ---------- ---------- ----------
   Total..................    4,387,054   4,348,611  4,307,193  4,275,328  4,228,635
                             ==========  ========== ========== ========== ==========
GENERATED, RECEIVED AND
 SOLD -- KWH (IN
 MILLIONS):
 Generated:
 Hydroelectric plants.....       16,608       7,791     14,403      7,537      7,996
 Thermal-electric plants:
  Fossil fueled...........       13,729      29,543     19,070     26,623     21,984
  Geothermal..............        4,001       6,024      6,491      7,007      6,947
  Nuclear.................       16,269      15,265     16,816     16,698     15,073
                             ----------  ---------- ---------- ---------- ----------
   Total thermal-electric
    plants................       33,999      50,832     42,377     50,328     44,004
 Wind and solar plants....            1           1         --         --         --
 Received from other
  sources(1)..............       54,935      47,199     48,859     46,243     48,966
                             ----------  ---------- ---------- ---------- ----------
   Total gross system
    output(2).............      105,543     105,823    105,639    104,108    100,966
 Delivered for interchange
  or exchange.............        4,261       3,275      8,848      3,912      5,391
 Delivered for the account
  of others(1)............       18,946      18,622     13,726     17,235     13,602
 Helms pumpback energy
  (3).....................          937         467        452        398        593
 PG&E use, losses,
  etc.(4).................        6,040       7,838      6,960      7,278      7,184
                             ----------  ---------- ---------- ---------- ----------
   Total energy sold......       75,359      75,621     75,653     75,285     74,196
                             ==========  ========== ========== ========== ==========
POWER PLANT FUEL SUPPLY
 (IN THOUSANDS):
 Natural gas (equivalent
  barrels)................       23,143      44,119     28,791     43,446     36,262
 Fuel oil.................          756       2,395      2,080        171        631
 Nuclear (equivalent
  barrels)................       27,814      26,135     28,724     28,540     25,808
                             ----------  ---------- ---------- ---------- ----------
   Total..................       51,713      72,649     59,595     72,157     62,701
                             ==========  ========== ========== ========== ==========
POWER PLANT FUEL COSTS
 (AVERAGE COST PER MILLION
 BTU'S):
 Natural gas..............   $     2.06  $     2.19 $     2.86 $     2.61 $     2.75
 Fuel oil.................   $     1.28  $     2.83 $     3.49 $     3.13 $     3.00
 Weighted average.........   $     2.03  $     2.23 $     2.90 $     2.62 $     2.75
SALES -- KWH (IN
 MILLIONS):
 Residential..............       24,391      24,326     24,111     23,664     23,535
 Commercial...............       27,014      26,195     26,258     26,246     25,758
 Industrial...............       16,879      16,010     16,492     16,600     16,472
 Agricultural.............        3,478       4,426      3,672      4,741      4,734
 Public street and highway
  lighting................          425         418        419        400        389
 Other electric utilities.        3,172       4,246      4,701      3,634      3,308
                             ----------  ---------- ---------- ---------- ----------
   Total energy sold......       75,359      75,621     75,653     75,285     74,196
                             ==========  ========== ========== ========== ==========
REVENUES (IN THOUSANDS):
 Residential..............   $2,979,590  $2,980,966 $2,952,893 $2,790,605 $2,729,763
 Commercial...............    2,964,568   2,892,302  2,914,855  2,864,817  2,745,040
 Industrial...............    1,160,938   1,128,561  1,183,728  1,210,754  1,186,452
 Agricultural.............      395,531     477,330    419,628    478,941    477,397
 Public street and highway
  lighting................       56,154      55,545     55,976     53,133     50,631
 Other electric utilities.      133,566     201,133    242,433    185,555    204,089
                             ----------  ---------- ---------- ---------- ----------
   Revenues from energy
    sales.................    7,690,347   7,735,837  7,769,513  7,583,805  7,393,372
 Miscellaneous............       92,538     142,771     87,991     51,716    103,180
 Regulatory balancing
  accounts................     (396,578)    142,939     19,421    127,490    (97,016)
                             ----------  ---------- ---------- ---------- ----------
   Operating revenues.....   $7,386,307  $8,021,547 $7,876,925 $7,763,011 $7,399,536
                             ==========  ========== ========== ========== ==========

--------

(1) Includes energy supplied through PG&E's system by the City and County of San Francisco for San Francisco's own use and for sale by San Francisco to its customers, by the Department of Energy for government use and sale to its customers, and by the State of California for California Water Project pumping, as well as energy supplied by QFs and purchases from other utilities.
(2) Includes energy output from Modesto and Turlock Irrigation Districts' own resources.
(3) Represents energy required for pumping operations.
(4) Includes use by business units other than the electric utility business units.

                                            YEARS ENDED DECEMBER 31
                               -------------------------------------------------
                                 1995      1994      1993      1992      1991
                               --------- --------- --------- --------- ---------
 SELECTED STATISTICS:
 Total customers (at year-
  end)......................   4,400,000 4,400,000 4,400,000 4,300,000 4,300,000
 Average annual residential
  usage (kWh)...............       6,377     6,422     6,431     6,381     6,421
 Average billed revenues per
  kWh (c):
  Residential...............       12.22     12.25     12.25     11.79     11.60
  Commercial................       10.97     11.04     11.10     10.92     10.66
  Industrial................        6.88      7.05      7.18      7.29      7.20
  Agricultural..............       11.37     10.78     11.43     10.10     10.08
 Net plant investment per
  customer ($)..............       3,228     3,362     3,436     3,428     3,445
 Electric control area
  capability(1)(MW).........      22,099    21,851    23,009    22,475    21,670
 Electric net control area
  peak demand(2)(MW)........      20,317    19,118    19,607    18,594    18,620

--------
(1) Area net capability at time of annual peak, based on actual water conditions.
(2) Net control area peak demand includes demand served by Modesto and Turlock Irrigation Districts' own resources.

ELECTRIC GENERATING AND TRANSMISSION CAPACITY

  As of December 31, 1995, PG&E owned and operated the following generating plants, all located in California, listed by energy source:

                                                                         NET
                                                                      OPERATING
                                                              NUMBER   CAPACITY
        GENERATION TYPE                COUNTY LOCATION       OF UNITS     KW
        ---------------                ---------------       -------- ----------
Hydroelectric:
 Conventional Plants............ 16 counties in Northern and   111     2,703,100
                                 Central California
 Helms Pumped Storage Plant..... Fresno                          3     1,212,000
                                                               ---    ----------
   Hydroelectric Subtotal.......                               114     3,915,100
                                                               ---    ----------
Steam Plants:
 Contra Costa................... Contra Costa                    2       680,000
 Humboldt Bay................... Humboldt                        2       105,000
 Hunters Point.................. San Francisco                   3       377,000
 Morro Bay...................... San Luis Obispo                 4     1,002,000
 Moss Landing................... Monterey                        2     1,478,000
 Pittsburg...................... Contra Costa                    7     2,022,000
 Potrero........................ San Francisco                   1       207,000
                                                               ---    ----------
 Steam Subtotal.................                                21     5,871,000
                                                               ---    ----------
Combustion Turbines:
 Hunters Point.................. San Francisco                   1        52,000
 Oakland........................ Alameda                         3       165,000
 Potrero........................ San Francisco                   3       156,000
 Mobile Turbines(1)............. Contra Costa and Humboldt       3        45,000
                                                               ---    ----------
 Combustion Turbines Subtotal...                                10       418,000
                                                               ---    ----------
Geothermal:
 The Geysers Power Plant(2)..... Sonoma and Lake                14     1,224,000
Nuclear:
 Diablo Canyon.................. San Luis Obispo                 2     2,160,000
                                                               ---    ----------
   Thermal Subtotal.............                                47     9,673,000
                                                               ---    ----------
    Total...................................................   161    13,588,100
                                                               ===    ==========

--------
(1) Listed to show capability; subject to relocation within the system as required.

(2) The Geysers Power Plant net operating capacity is based on adequate geothermal steam supply conditions. Any decrease in capacity, at peak, is included as unavailable capacity in the Control Area Net Capacity table below. See "Other Electric Resources-- Geothermal Generation" below.

  The following table sets forth the available capacity for the control area (the area served by PG&E and various publicly owned systems in Northern California) at the date of peak (including reduction for scheduled and forced outages and based on actual water conditions) by various sources of generation available to the control area and the total amount of generation provided by these sources during the year ended December 31, 1995.

                         CONTROL AREA
                         NET CAPACITY
                    (AT DATE OF 1995 PEAK)
                    ----------------------
                          KW           %
                    --------------  ----------
Sources of
 Electric
 Generation:
 PG&E-Owned
  Plants:
 Fossil Fueled....       6,289,000       47
 Geothermal.......       1,224,000        9
 Nuclear..........       2,160,000       16
                    --------------  -------
  Total Thermal...       9,673,000       72
 Hydroelectric
  (available).....       3,771,100       28
 Solar............               0        0
                    --------------  -------
 Total PG&E-Owned
  Capacity........      13,444,100      100
                    ==============  =======
 Less Unavailable
  Capacity........        (536,100)
                    --------------
 Total PG&E
  Available
  Capacity........      12,908,000       59
 Capacity Received
  from Others:
 QF Producers
  (available).....       2,952,400       13
 Area Producers &
  Imports.........       6,198,600       28
                    --------------  -------
 Capacity from
  Others..........       9,151,000       41
                    --------------  -------
 Total Available
  Capacity........      22,059,000      100
                    ==============  =======
Total Area
 Demand(1)(2).....      20,317,000
                    ==============

                         GENERATION
                         YEAR ENDED
                    DECEMBER 31, 1995(3)
                    --------------------
                         KWH
                      THOUSANDS       %
                    --------------  ------
Electric
 Generation:
 PG&E-Owned
  Plants:
 Fossil Fueled....      13,729,015      13
 Geothermal.......       4,000,930       4
 Nuclear..........      16,269,002      16
                    --------------  ------
  Total Thermal...      33,998,947      33
 Hydroelectric....      16,607,737      16
 Solar............           1,451       0
 Total PG&E
  Generation......      50,608,135       -
 Helms Pumpback
  Energy..........        (936,882)      0
                    --------------  ------
 Net PG&E
  Generation......      49,671,253      49
 Generation
  Received from
  Others:
 QF Producers.....      20,376,389      20
 Area Producers &
  Imports.........      31,920,289      31
                    --------------  ------
 Generation from
  Others..........      52,296,678      51
 Total Area
  Generation......     101,967,931     100
                    ==============  ======

--------
(1) The maximum control area peak demand to date was 20,317,000 kW which occurred in August 1995.
(2) The reserve capacity margin at the time of the 1995 control area peak, taking into account short-term firm capacity purchases from utilities located outside PG&E's service area: spinning reserve (capability already connected to the system and ready to meet instantaneous changes in demand) to the control area peak was 6.7% of the peak demand and total reserve (spinning reserve and capability available within a short period of time) was 8.6%.
(3) Represents actual year net generation from sources shown.

DIABLO CANYON

  DIABLO CANYON OPERATIONS

  Diablo Canyon Units 1 and 2 began commercial operation in May 1985 and March 1986, respectively. As of December 31, 1995, Diablo Canyon Units 1 and 2 had achieved lifetime capacity factors of 78.4% and 81.6%, respectively.

  The table below outlines Diablo Canyon's refueling schedule for the next five years. In the past, Diablo Canyon refueling outages typically have occurred every 18 months. Beginning in 1996, PG&E is scheduling refueling outages every 21 months as allowed under its existing NRC operating license, and it intends to seek NRC licensing authority to schedule such outages once every 24 months beginning in 2001. The schedule below assumes that a refueling outage for a unit will last approximately six weeks, depending on the scope of the work required for a particular outage. The schedule is subject to change in the event of unscheduled plant outages or changes in the length of the fuel cycle.

                                         1996  1997   1998     1999      2000
                                         ----- ---- -------- --------- ---------
   Unit 1
    Refueling...........................       May           January   September
    Startup.............................       June          February  October
   Unit 2
    Refueling........................... April      January  September
    Startup............................. May        February October

  License amendments were issued by the NRC in March 1995 to extend the operating license expiration dates for Diablo Canyon Units 1 and 2 to September 2021 and April 2025, respectively.

  DIABLO SETTLEMENT

  In May 1995, the CPUC approved an agreement, executed by PG&E, the CPUC's Division of Ratepayer Advocates (DRA), the California Attorney General and several other parties representing energy consumers, which modifies the pricing provisions of the Diablo Settlement. Under the modification, the price for power produced by Diablo Canyon is reduced from the level set in the Diablo Settlement as originally adopted in 1988. All other terms and conditions of the Diablo Settlement remain unchanged. However, PG&E has proposed further modifications to the Diablo Settlement in connection with electric industry restructuring. See "Electric Industry Restructuring--Proposed Modification to Diablo Ratemaking" above for a more detailed description of the proposed modifications.

  Based on Diablo Canyon's current operating performance, the May 1995 modification will result in approximately $2.1 billion less revenue over the five-year period ended December 31, 1999, compared to the original pricing provisions of the Diablo Settlement. The CPUC decision approving the modification adopts the parties' proposal that the difference between PG&E's revenue requirement under the original terms of the Diablo Settlement and the new prices will be applied to the ECAC balancing account until the ECAC undercollection as of December 31, 1995 is fully amortized.

  The Diablo Settlement adopted alternative ratemaking for Diablo Canyon by basing revenues primarily on the amount of electricity generated by the plant, rather than on traditional cost-based ratemaking. Under this "performance-based" approach, PG&E assumes a significant portion of the operating risk of the plant because the extent and timing of the recovery of actual operating costs, depreciation and a return on the investment in the plant primarily depend on the amount of power produced and the level of costs incurred. PG&E's earnings are affected directly by plant performance and costs incurred. Earnings relating to Diablo Canyon will fluctuate significantly as a result of refueling or other extended plant outages, plant expenses and the effects of a peak-period pricing mechanism. See "Diablo Canyon Operations" above for the plant refueling schedule.

  Under the Diablo Settlement, revenues are based on a pre-established price per kWh consisting of a fixed component (3.15 cents per kWh) and an escalating component for each kWh of electricity generated by the plant. The Diablo Settlement, as modified in May 1995, provides total prices for the years 1995 through 1999, effective January 1 of each year, of 11.00 cents, 10.50 cents,
10.00 cents, 9.50 cents and 9.00 cents, respectively. After 1999, the escalating component will be adjusted by the change in the consumer price index plus 2.5%, divided by two. PG&E has the right to reduce the price below the amount specified if it so chooses. During the first 700 hours of full-power operation for each unit during the peak period (10 a.m. to 10 p.m. on weekdays in June through September), the price is 130% of the stated amount to encourage PG&E to utilize the plant during the peak period. During the first 700 hours of full-power operation for each unit during the non-peak period of the year, the price is 70% of the stated amount. At all other times, the price is 100% of the stated amount.

  If power generation drops below specified capacity levels, PG&E may trigger an annual revenue floor provision or, under certain conditions, seek abandonment of the plant (discussed below). Floor payments ensure that PG&E will receive some revenue, even if the plant stops producing power. Floor payments are based on the prices set in the Diablo Settlement at a 36% capacity factor from 1988 through 1997 (reduced by 3% each time the floor provision is exercised and not repaid) with the capacity factor decreasing in the future. Floor payments must be refunded to customers under specified circumstances.

  If actual operation falls below the floor capacity factor in three consecutive years, whether or not the floor payment provision has been triggered, PG&E must file for abandonment or explain why continued application of the Diablo Settlement is appropriate. In the event there is a prolonged plant outage and PG&E files for abandonment, PG&E may ask for recovery of the lesser of (a) floor payments allowed for ten years, less any years of floor payments already received and not repaid, or (b) $3 billion, reduced by $100 million per year of operation on January 1 of each year starting in 1989.

  The Diablo Settlement provides that certain Diablo Canyon costs, including decommissioning costs, be recovered over the term of the Diablo Settlement, including a full return on such costs through base rates.

  The decision originally adopting the Diablo Settlement explicitly affirmed that Diablo Canyon costs and operations no longer should be subject to CPUC reasonableness reviews. However, the DRA has challenged the reasonableness of economy energy sales made during periods of severe minimum load conditions in 1993. The DRA contends that during those periods, PG&E should recover no more than the value of the economy energy sales, as opposed to revenue for comparable generation at Diablo Settlement prices, when PG&E would have had to curtail Diablo Canyon operation or commence hydro spill (i.e., releasing water through a hydroelectric facility without generating electricity) but for the economy energy sales. See "Pending Electric Reasonableness Issues" below. The decision adopting the Diablo Settlement states that, to the extent permitted by law, the CPUC intends that this decision be binding upon future Commissions, based upon a determination that taken as a whole the Diablo Settlement produces a just and reasonable result, and that the Diablo Settlement has been approved based on the reasonable reliance of the parties and the CPUC that all of the terms and conditions will remain in effect for the full term of the Diablo Settlement, ending 2016. However, the decision states that the CPUC cannot bind future Commissions in fixing just and reasonable rates for Diablo Canyon.

  As noted above, in connection with the CPUC's electric industry restructuring decision, PG&E filed on March 29, 1996 a proposal for pricing Diablo Canyon generation at market prices by the end of 2001 and for completing recovery of Diablo Canyon CTC by the end of 2001 while assuring no overall rate increase over January 1, 1996 levels. PG&E proposes to accelerate recovery of the undepreciated portion of Diablo Canyon, at a significantly reduced return tied to the embedded cost of debt, and to include performance-based prices for recovery of variable costs and incremental capital additions. In addition to modifying the pricing provisions of the Diablo Settlement, PG&E's proposal would eliminate the floor payment provisions described above, change the Diablo Settlement termination date from 2016 to December 31, 2001 and replace the abandonment payment provision described above with other closure cost recovery provisions.

  NUCLEAR FUEL SUPPLY AND DISPOSAL

  PG&E has purchase contracts for, and an inventory of, uranium concentrates and contracts for conversion of uranium to uranium hexafluoride, uranium enrichment and fuel fabrication. Based on current operations forecasts, Diablo Canyon's requirements for uranium supply, conversion services and enrichment services will be satisfied through existing long-term contracts through 1997, 1999 and 2002, respectively. Fuel fabrication contracts for the two units will supply their requirements for the next five operating cycles for each unit. These contracts are intended to ensure long-term fuel supply, but permit PG&E the flexibility to take advantage of short-term supply opportunities. In most cases, PG&E's nuclear fuel contracts are requirements-based, with PG&E's obligations linked to the continued operation of Diablo Canyon.

  Under the Nuclear Waste Policy Act of 1982 (Nuclear Waste Act), the U.S. Department of Energy (DOE) is responsible for the transportation and ultimate long-term disposal of spent nuclear fuel and high-level waste. The Nuclear Waste Act sets a national policy for the disposal of nuclear waste from commercial reactors, and establishes a timetable for the DOE to choose one or more sites for the deep underground burial of wastes from nuclear power plants. Under the Nuclear Waste Act, utilities are required to provide interim storage facilities until permanent storage facilities are provided by the federal government. The Nuclear Waste Act mandates that one or more such permanent disposal sites be in operation by 1998, although the DOE has indicated that such sites may not be in operation until 2015. The United States Congress is also considering legislation providing for interim storage in a monitored retrievable storage facility earlier than 2010. However, under the DOE's current estimated acceptance schedule for spent fuel, Diablo Canyon's spent fuel may not be accepted by the DOE for interim or permanent storage before 2015, at the earliest. At the projected level of operation for Diablo Canyon, PG&E's facilities are sufficient to store on-site all spent fuel produced through approximately 2006 while maintaining the capability for a full-core off-load. In the event an interim or permanent DOE storage facility is not available for Diablo Canyon's spent fuel by 2006, PG&E will examine options for providing additional temporary spent fuel storage at Diablo Canyon or other facilities, pending disposal or storage at a DOE facility. Such additional temporary spent fuel storage may be necessary in order for PG&E to continue operating Diablo Canyon beyond approximately 2006, and may require approval by the NRC and other regulatory agencies.

  In June 1994, a number of utilities (including PG&E), state utility commissions and state attorneys general filed lawsuits seeking declaratory and injunctive relief against the DOE's alleged failure to meet its obligations under the Nuclear Waste Act. A decision in the lawsuits is expected in 1996.

  In July 1988, the NRC gave final approval to PG&E's plan to store radioactive waste from the Humboldt Bay Power Plant (Humboldt) at Humboldt for 20 to 30 years and, ultimately, to decommission the unit. The license amendment issued by the NRC allows storage of spent fuel rods at Humboldt until a federal repository is established. PG&E has agreed to remove all nuclear waste as soon as possible after the federal disposal site is available.

  INSURANCE

  PG&E is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies, which are owned by utilities with nuclear generating facilities, provide insurance coverage against property damage, decontamination, decommissioning and business interruption and/or extra expenses during prolonged accidental outages for reactor units in commercial operation. If the nuclear generating facility of a member utility suffers a property damage loss or a business interruption loss due to a prolonged accidental outage, PG&E may be subject to maximum retrospective premium assessments of $26 million (property damage) or $8 million (business interruption), in each case per one-year policy period, if losses exceed the resources of NML or NEIL.

  Federal law requires all utilities with nuclear generating facilities with a capacity of 100 megawatts (MW) or more to share in payment of claims resulting from a nuclear incident and limits industry liability for third-party claims to $8.9 billion per incident. Coverage of the first $200 million is provided by a pool of commercial insurers. If a nuclear incident results in claims in excess of $200 million, PG&E may be assessed up to $159 million per incident with payments in each year limited to a maximum of $20 million per incident; payments in excess of the maximum assessment are deferred to the next calendar year.

  DECOMMISSIONING

  The estimated cost of decommissioning PG&E's nuclear power facilities is recovered in base rates through an annual allowance. The estimated total obligation for decommissioning costs is approximately $1.2 billion in 1995 dollars (or $5.9 billion in future dollars). This obligation is being recognized ratably over the facilities' lives. This estimate considers the total costs of decommissioning and dismantling plant systems and structures and includes a contingency factor for possible changes in regulatory requirements and waste disposal cost increases.

  As of December 31, 1995, PG&E had accumulated external trust funds with an estimated fair value of $770 million, based on quoted market prices, to be used for the decommissioning of PG&E's nuclear facilities. Corresponding amounts are included in accumulated depreciation and decommissioning. The trust funds maintain substantially all of their investments in debt and equity securities. All fund earnings are reinvested. Funds may not be released from the external trust funds until authorized by the CPUC.

  The CPUC reviews the funding levels for PG&E's decommissioning trust in each GRC. Based upon the trust's then-current asset level, and revised earnings and decommissioning cost assumptions, the CPUC may revise the amount of decommissioning costs it has authorized in rates for contribution to the trust. The funds to be contributed to the decommissioning trusts, together with existing trust fund balances and projected earnings, are intended to satisfy the estimated future obligation for decommissioning costs.

  For the year ended December 31, 1995, the amount recovered in rates for decommissioning costs was $54 million. As part of the 1996 GRC decision, the CPUC reduced the annual amount of decommissioning costs included in rates to $36 million beginning January 1, 1996. This amount was calculated assuming decommissioning costs were collected through 2016. However, the CPUC's electric industry restructuring decision contemplates that decommissioning costs will be included in the transition cost account and be collected as part of CTC through 2005 (see "Electric Industry Restructuring-- CTC/Standard Costs" above) and PG&E has proposed that it be given the option to accelerate recovery of decommissioning costs over a shorter period (see "Electric Industry Restructuring--Proposed Modification to Diablo Ratemaking" above).

OTHER ELECTRIC RESOURCES

  QF GENERATION

  Under the Public Utility Regulatory Policies Act of 1978 (PURPA), PG&E is required to purchase electric energy and capacity produced by QFs. The CPUC established a series of power purchase agreements which set the applicable terms, conditions and price options. The total cost of prudently incurred energy and capacity payments to QFs is recoverable in rates. PG&E's contracts with QFs expire on various dates from 1996 to 2026. Under these contracts, PG&E is required to make payments only when energy is supplied or when capacity commitments are met. Payments to QFs are expected to vary in future years with decreases expected in the years 1998 through 2000 under the terms of the QF contracts.

  In 1995 and 1994, PG&E negotiated the early termination or temporary suspension of certain QF contracts at a cost of $142 million and $155 million, respectively, to be paid through 1999. These amounts are expected to be recovered in rates. At December 31, 1995, $159 million remained to be paid to the QFs.

  QF deliveries in the aggregate accounted for approximately 20% of PG&E's 1995 total electric energy requirements and no single contract accounted for more than 5% of PG&E's electric energy needs. The QF deliveries represented approximately 83% of the QF's output, in the aggregate.

  The amount of energy received from QFs, and the total energy (including termination and suspension payments) and capacity payments made under these agreements were:

                                                             1995   1994   1993
                                                            ------ ------ ------
                                                               (IN MILLIONS)
      kWh received......................................... 20,496 21,699 21,242
      Energy payments...................................... $1,140 $1,196 $1,099
      Capacity payments....................................   $484   $518   $503

  As of December 31, 1995, PG&E had approximately 5,900 MW of QF capacity under CPUC-mandated power purchase agreements. Of the 5,900 MW, approximately 4,800 MW were operational. Development of the balance is uncertain but it is estimated that only 100 MW of the remaining contracts will become operational. The 5,900 MW of QF capacity consists of 3,100 MW from cogeneration projects, 1,800 MW from wind projects and 1,000 MW from other projects, including biomass, waste-to-energy, geothermal, solar and hydroelectric.

  GEOTHERMAL GENERATION

  PG&E's geothermal units at The Geysers Power Plant (Geysers) are forecast to operate at reduced capacities because of declining geothermal steam supplies and curtailment of the Geysers due to the existence of more economic sources of electric generation. PG&E's agreements with several of its steam suppliers permit PG&E to curtail generation at the Geysers at PG&E's discretion. The consolidated Geysers capacity factor is forecast to be approximately 35.8% of installed capacity in 1996, which includes economic curtailments, forced outages, scheduled overhauls and projected steam shortage curtailments, as compared to the actual Geysers capacity factor of 37.3% in 1995.

  In August 1995, PG&E and three of its steam suppliers at the Geysers entered into an agreement which lowered the price of generation produced from those steam supplies, for generation above the 40% of annual field capacity which PG&E is required to take or pay for without taking. The discounted price resulted in

PG&E increasing generation at the Geysers over what it would have taken at the higher price. That agreement expired December 31, 1995. The parties entered into a similar agreement for the month of February 1996 and are negotiating for a discounted steam price agreement for the remainder of 1996.

  In October 1995, construction of the Southeast Geysers Pipeline Project began. This is a joint project involving PG&E and several other entities to bring treated effluent to the Geysers for injection to enhance steam production. The pipeline is scheduled to begin operation before the end of 1996.

  WESTERN SYSTEMS POWER POOL

  In 1991, the FERC approved an agreement among 40 utilities (including PG&E) operating in 22 states and British Columbia for a permanent Western Systems Power Pool (WSPP). The entities participating in the WSPP may, on a voluntary basis, buy and sell surplus power and transmission capacity by posting quotes daily on a computer "bulletin board." The prices are negotiable but cannot exceed ceilings approved by the FERC. The permanent WSPP agreement approved by the FERC, among other things, imposes cost-based ceilings calculated from pool-wide average costs and allows QFs to participate in the pool.

  HELMS PUMPED STORAGE PLANT

  Helms is a three-unit hydroelectric combined generating and pumped storage facility, completion of which was delayed due to a water conduit rupture in September 1982 and various start-up problems related to the plant's generators. Helms became commercially operable in June 1984. As a result of the damage caused by the rupture and the delay in the operational date, PG&E incurred additional costs which are not yet included in rate base and lost revenues during the period the plant was under repair. Excluding the costs of the conduit rupture already expensed by PG&E and the amount received in settlement of litigation with the supplier of the plant's generators, the remaining unrecovered costs of Helms (after adjustment for depreciation) and revenues discussed above totaled approximately $102 million at December 31, 1995.

  In October 1994, PG&E and the DRA filed a joint motion seeking CPUC approval of a proposed all-parties settlement (Helms Settlement) resolving the treatment of remaining unrecovered Helms costs. The Helms Settlement would permit recovery of $48.9 million of Helms plant-related costs and $14.6 million of prior revenue requirements to be included in PG&E's rate base on January 1, 1995. An additional amount of $35.3 million, representing revenues lost during the time the generators were being repaired, would be transferred to the ERAM account and amortized over the life of Helms, to 2034. Under the Helms Settlement, PG&E would also agree not to seek recovery of the costs associated with the 1982 water conduit rupture, estimated to be $72.4 million. PG&E took a charge against earnings for such costs in 1990.

  In September 1995, the CPUC issued for comment the proposed decision of the assigned Administrative Law Judge (ALJ) which denied approval of the Helms Settlement. The proposed decision found that the maximum amount PG&E would be entitled to recover under the prior CPUC decisions is $82 million, while the Helms Settlement would authorize recovery of approximately $98 million. Accordingly, the proposed decision found that the Helms Settlement is not consistent with the law or in the public interest. The proposed decision directed PG&E to amend its application to include only those costs authorized for potential recovery as specified by the terms of the proposed decision.

  In its comments on the proposed decision, PG&E indicated that the proposed decision fails to construe properly the prior CPUC decisions which permitted accrual and recovery of interest. It is PG&E's position that had the proposed decision properly construed prior CPUC orders and included accrued interest, the $82 million figure cited in the proposed decision as potentially eligible for recovery would have been well above the settlement amount of $98 million. The DRA has filed comments on the proposed decision which are supportive of PG&E's assessment of potentially eligible costs. The CPUC has since withdrawn the proposed decision from consideration, and it is currently expected that the proposed decision will be revised. Although a final decision has not yet been issued, the associated revenues were included in rates effective January 1, 1995 and January 1, 1996. The CPUC is expected to take action regarding the Helms Settlement in 1996.

  As part of the 1996 GRC decision issued in December 1995, the CPUC directed PG&E to perform a cost-effectiveness study of Helms, to be submitted by July 1996. The study will consider changes in rate recovery for the plant which will include, among other things, the option of retirement with recovery of the investment without a return over a four-year period. Helms had a net book value of $631 million at December 31, 1995.

PENDING ELECTRIC REASONABLENESS ISSUES

  Recovery of electric generation costs through the ECAC are subject to a CPUC determination that such costs were incurred reasonably. Under the current regulatory framework, annual reasonableness proceedings are conducted by the CPUC on a historic calendar year basis.

  In August 1993, the DRA filed a report on PG&E's ECAC expenses for the 1991 record period, which questioned PG&E's execution of amendments to three power purchase agreements with Texaco, Inc. for three QFs. In its report and in testimony filed in February 1994, the DRA asserted that PG&E improperly agreed to extend the construction time under these agreements and recommended that the CPUC find these extensions unreasonable. Although no payments are at issue in the 1991 record period, the DRA argues that certain capacity payments under the contracts should be disallowed in subsequent year proceedings over the 15-year term of the contracts. In its August 1993 report, the DRA indicated that this disallowance over the 15-year term of the contracts would approximate $80 million. In its report on ECAC expenses for the 1992, 1993 and 1994 record periods, the DRA recommended disallowances of approximately $3.5 million, $3.0 million and $6.1 million, respectively, for two of these agreements.

  In its report on PG&E's ECAC expenses for the 1993 record period, the DRA recommended a $240,000 disallowance for economy energy sales alleged to have been made to avoid hydro spill conditions. The Diablo Settlement provides that during hydro spill conditions, ratepayers shall not pay for Diablo Canyon output to the extent of the hydro spill. The amount of the disallowance represents the difference between the amount received by PG&E for the economy sales and the cost of that power at Diablo Canyon generation prices. PG&E filed a motion to strike that portion of DRA's report, arguing that DRA's proposed disallowance was barred by the Diablo Settlement, which exempts Diablo Canyon operation from all reasonableness reviews and which specifies that the only time PG&E is not paid for Diablo Canyon generation is during hydro spill conditions. In January 1996, the ALJ denied PG&E's motion to strike and set the matter for hearing in May 1996. The DRA may make a similar disallowance recommendation for the 1995 record period. Given the greater availability of hydroelectric generation during 1995, PG&E estimates that a DRA disallowance recommendation based on the same principles at issue in the 1993 record period would be approximately $10 million for the 1995 period.

ELECTRIC LOAD FORECAST AND RESOURCE PLANNING AND PROCUREMENT

  At present, California's long-range electric resource planning is coordinated between the California Energy Commission (CEC) and the CPUC. Every two years, the CEC prepares an Electricity Report that includes load forecasts and resource assumptions for a 20-year period. The CPUC conducts a Biennial Resource Plan Update (BRPU) proceeding which is linked to a specific CEC Electricity Report. The purpose of the BRPU is to determine whether any cost-effective electric resources (either new generating resources or power purchases) should be added to the regulated utilities' electric systems based on a 12-year planning horizon (as described below). In making this determination, the CPUC gives great weight to the load forecasts and resource assumptions included in the CEC's Electricity Report. However, in light of the CPUC's pending initative concerning restructuring of the electric utility industry, it is unclear what relevance, if any, the BRPU and the CEC's Electricity Report proceedings will have with regard to California utility resource planning and procurement in the future.

  The CEC officially adopted the 1994 Electricity Report (ER94) on November 1, 1995. The forecast for area electric peak demand (on a CEC area basis) indicates an increase from approximately 16,300 MW in 1994 to approximately 21,450 MW in 2013, reflecting a compound annual growth rate of 1.5%. The forecast for area electric energy load indicates an increase from approximately 88,600 gigawatt-hours (GWh) in 1994 to 116,050 GWh in 2013, reflecting a compound annual growth rate of 1.4%.

  For the remainder of this decade, PG&E anticipates adding between 300 and 400 MW of electric resources. These resources will be comprised of (i) up to 265 MW of new purchases resulting from the 1993 BRPU solicitation or from other sources outside of the BRPU, (ii) approximately 100 MW of new QF purchases on line by the end of 1996, (iii) approximately 34 MW of DSM resources resulting from the integrated bid solicitation described below, (iv) improvements in its existing generating system, including 20 MW of upgrades of the hydroelectric system, and (v) further developments in regional operations efficiency from PG&E's existing transmission lines from the Pacific Northwest. PG&E currently plans no new major construction projects for electric supply.

  The future of electric resource acquisition is being addressed as part of the CPUC's electric industry restructuring initiative (see "Electric Industry Restructuring" above). Under the plan contemplated in the CPUC's restructuring decision issued in December 1995, utilities would retain the obligation to acquire resources for core customers. However, under the CPUC's restructuring decision this obligation would be met entirely through purchases from the Exchange during the transition period of approximately five years from January 1, 1998. PG&E's demand forecasts and resource procurement plans are subject to possibly significant changes depending on the ultimate outcome of electric industry restructuring.

  In 1993, the CPUC issued a decision in a DSM proceeding (see "General -- Customer Energy Efficiency/Demand Side Management Programs" above) which selected PG&E to conduct a pilot auction to test integrated bidding. In this auction both electric generation resources and DSM bidders were to compete in the procurement process. PG&E issued a request for bids in December 1994 and received 40 proposals from both demand-side and supply-side bidders. After an extensive evaluation process and contract negotiations, PG&E executed contracts for 34 MW of DSM resources. PG&E filed for CPUC approval of the contracts in March 1996.

ELECTRIC TRANSMISSION

  To transport energy to load centers, PG&E as of December 31, 1995, owned and operated approximately 18,450 circuit miles of interconnected transmission lines of 60 kilovolts (kV) to 500 kV and transmission substations having a capacity of approximately 34,209,000 kilovolt-amperes (kVa). Energy is distributed to customers through approximately 106,495 circuit miles of distribution system and distribution substations having a capacity of approximately 22,125,000 kVa.

  TRANSMISSION ACCESS AND WHOLESALE POWER MARKET COMPETITION

  The pending CPUC electric industry restructuring initiative discussed above reflects ongoing regulatory and market trends in the electric industry favoring greater competition and freedom of choice of electric generators. See "General -- Competition and Industry Restructuring." These trends have already resulted in significant changes in the access accorded to others to transmission over PG&E's system and the pricing of transmission services.

  Traditionally, the transmission of electric energy in interstate commerce and the sale of electric energy for resale (wholesale sales) has been regulated by the FERC. Recent federal legislation and FERC regulatory actions have begun a process intended to expand the extent to which the interstate electric transmission system is available for use by those that do not own needed transmission facilities, resulting in increased competition in the bulk, or wholesale, electric generation market. In part, this change has been an effort to meet the needs of small municipal providers who are without needed transmission facilities.

  An important step in this process was the enactment of PURPA in 1978, under which utilities were required to purchase electric power from QFs. This contributed to establishment of a robust electric generating industry independent of the traditional electric utilities. Many in the industry, however, argued that development of a competitive market for bulk electric power was being hampered by the lack of sufficient open access to transmission for electricity purchased from QFs and IPPs. The Energy Act addressed this with a provision which allowed the FERC to issue orders requiring electric utilities to transmit over their transmission systems electric energy for other electric utilities, federal power marketing agencies and any other persons generating electric energy for wholesale sales.

  Since then, the FERC has taken a number of actions with the objective of removing barriers to the development of a fully competitive bulk power market, placing emphasis on opening up access to electric transmission as the major means of doing so. In July 1993, the FERC issued a policy statement on regional transmission groups (RTGs) that recognized the formation of RTGs as necessary to provide for regional-wide planning and coordination of the transmission networks needed for competitive bulk power markets. See "Regional Transmission Groups" below. In June 1994, the FERC issued a NOPR on recovery of stranded costs by public utilities and transmitting utilities which addresses how utilities can recover the costs of assets acquired by them in order to provide service to customers who leave to take service from others as a result of the availability of open access transmission service. In October 1994, the FERC issued a transmission pricing policy statement to establish what it will require for setting transmission rates under both traditional and new, innovative transmission rate methodologies. In December 1995, the FERC also issued a NOPR on real-time information systems and electronic bulletin boards
(EBBs). This NOPR will establish the means by which market information will become freely available to all market participants on a non-discriminatory basis.

  Most significantly, in March 1995, the FERC issued a NOPR on open access transmission. The NOPR proposes concepts for electric transmission that were used in gas industry restructuring and proposes rules that would require all public utilities subject to FERC jurisdiction to provide wholesale open access transmission service and ancillary services in accordance with specified pro forma tariffs which the filing utilities would also have to use to transmit their own wholesale energy transactions. Such open access tariffs are intended, in part, to alleviate concerns about generation market power typically held by vertically integrated transmission owning utilities and to enable such utilities to more readily obtain marketer status for their subsidiaries to sell electric power at market rates rather than traditional cost-based rates. A final order establishing open access transmission access rules is expected in 1996.

  Since the issuance of the open access NOPR, a number of utilities have voluntarily filed open access wholesale electric transmission tariffs. PG&E was one of the first to do so, and in June 1995, the FERC accepted, subject to refund and the outcome of a hearing on PG&E transmission service rates, PG&E's tariffs, effective July 1, 1995. These tariffs conform to the guidelines laid out in the FERC open access NOPR with very few modifications. PG&E's open access filing proposes to enhance the existing wholesale market and is a step towards the goal of promoting competition in electric generation for all customers. PG&E's open access tariffs will be subject to revision to reflect the FERC's final order in the open access NOPR.

  PG&E has filed comments with the FERC on the open access NOPR strongly supporting the direction of the FERC reflected in the NOPR. PG&E emphasized in its comments that it is essential that the FERC allow utilities to introduce new innovative transmission models that would allow utilities to respond more efficiently to changing market demands. PG&E also supports the FERC's positions that utilities should be allowed full recovery of their stranded costs, that the states have the primary role in determining and levying transition cost surcharges on retail customers, and that transition cost recovery at the FERC is appropriate for former retail customers which municipalize or in other ways become wholesale entities. A final rule on the NOPR is not expected to be issued before mid-1996.

  In its open access transmission tariffs filing, PG&E committed to the prompt establishment of an EBB to provide real-time market information. PG&E has since implemented an EBB, which, among other things, posts available transmission capacity at PG&E's control area boundaries and allows wholesale customers to electronically request service.

  REGIONAL TRANSMISSION GROUPS

  In 1993, the FERC issued a policy statement on RTGs, voluntary associations of transmission owners and wholesale transmission users, that would facilitate transmission access, coordinate transmission planning and resolve disputes. In May 1994, the Western Regional Transmission Association (WRTA) became the first RTG to file its governing agreement at the FERC. PG&E was one of the founding members of WRTA and supported FERC's approval of the bylaws. As a condition to its acceptance of the WRTA bylaws, the FERC required all WRTA transmitting utility members to file tariffs providing transmission service to all other members comparable to their own uses of their systems. The FERC also required WRTA to develop a single coordinated regional transmission plan and to update that plan as necessary.

                             GAS UTILITY OPERATIONS

GAS OPERATIONS

  PG&E owns and operates an integrated gas transmission, storage and distribution system in California. At December 31, 1995, PG&E's "vintage" system consisted of approximately 5,350 miles of transmission pipelines, three gas storage facilities and approximately 35,800 miles of gas distribution lines. In addition, in November 1993, PG&E placed in service another transmission pipeline of approximately 400 miles (Line 401) as the PG&E Pipeline Expansion. See "PGT/PG&E Pipeline Expansion" below.

  PG&E's peak day send-out of gas on its integrated system in California during the year ended December 31, 1995 was 3,328 million cubic feet (MMcf). The total volume of gas throughput during 1995 was approximately 784,000 MMcf, of which 270,000 MMcf was sold to direct end-use or resale customers, 130,000 MMcf was used by PG&E primarily for its fossil fueled electric generating plants, and 384,000 MMcf was transported as customer-owned gas.

  The California Gas Report, which presents the outlook for natural gas requirements and supplies for the State of California over a long-term planning horizon, is prepared annually by the California electric and gas utilities as a result of a CPUC order. In 1995, that order was modified to require a comprehensive biennial report in even-numbered years (beginning in 1996) and a supplemental report in intervening odd-numbered years (beginning in 1995).

  The 1995 Supplemental Report updates PG&E's annual gas requirements forecast (excluding bypass volumes) for the years 1995 through 1999, forecasting growth in gas thoughput served by PG&E of 3.8% per year from 1995 through 1999. Although this is a higher growth rate than the 1.4% shown for the same period in the 1994 California Gas Report, the annual system throughput volumes forecasted in the 1995 Supplemental Report are on average 3% lower than the throughput volumes forecasted in the 1994 California Gas Report. The reduction in overall volumes reflects, among other things, a substantial reduction in PG&E's power plant gas demand as a result of heavy precipitation in recent years and a reduction in expected industrial load due to an updated forecast of economic activity.

  The gas requirements forecast is subject to many uncertainties and there are many factors that can influence the demand for natural gas, including weather conditions, level of utility electric generation, fuel switching and new technology. In addition, some large customers, mostly in the industrial and enhanced oil recovery sectors, may have the ability to use unregulated private pipelines or interstate pipelines, bypassing PG&E's system entirely. The 1995 Supplemental Report does not update the bypass forecast included in the 1994 California Gas Report. The 1994 California Gas Report forecasted a total bypass volume of 126 billion cubic feet for 1994 and did not include any potential bypass from the proposed Mojave Pipeline Company expansion project, which has since been cancelled. See "Other Competitive Pipeline Projects" below.

GAS OPERATING STATISTICS

  The following table shows PG&E's operating statistics (excluding subsidiaries except where indicated) for gas, including the classification of sales and revenues by type of service.

                                         YEARS ENDED DECEMBER 31
                          ---------------------------------------------------------
                             1995        1994        1993        1992       1991
                          ----------  ----------  ----------  ---------- ----------
CUSTOMERS (AVERAGE FOR
 THE YEAR):
 Residential............   3,417,556   3,372,768   3,339,859   3,311,881  3,275,247
 Commercial.............     197,939     196,509     195,815     195,689    197,029
 Industrial.............       1,500       1,400       1,265       1,185      1,150
 Other gas utilities....           2           2           4           4          4
                          ----------  ----------  ----------  ---------- ----------
    Total...............   3,616,997   3,570,679   3,536,943   3,508,759  3,473,430
                          ==========  ==========  ==========  ========== ==========
GAS SUPPLY -- THOUSAND
 CUBIC FEET (MCF) (IN
 THOUSANDS):
 Purchased:
  From Canada...........     261,800     319,453     329,693     321,770    345,020
  From California.......      31,158      31,757      32,096      50,953     73,257
  From other states.....     117,538     249,733     243,058     327,272    240,141
                          ----------  ----------  ----------  ---------- ----------
    Total purchased.....     410,496     600,943     604,847     699,995    658,418
 Net from storage (to
  storage)..............     (10,921)      3,591     (12,234)     10,135     (6,849)
                          ----------  ----------  ----------  ---------- ----------
    Total...............     399,575     604,534     592,613     710,130    651,569
 PG&E use, losses,
  etc.(1)...............     129,671     297,604     161,895     281,021    223,176
                          ----------  ----------  ----------  ---------- ----------
    Net gas for sales...     269,904     306,930     430,718     429,109    428,393
                          ==========  ==========  ==========  ========== ==========
BUNDLED GAS SALES AND
 TRANSPORTATION SERVICE
 -- MCF (IN THOUSANDS):
 Residential............     191,724     214,358     206,053     190,176    210,657
 Commercial.............      64,135      72,183      82,048      79,983     85,203
 Industrial.............      14,045      19,495     133,178     145,356    119,916
 Other gas utilities....           0         894       9,439      13,594     12,617
                          ----------  ----------  ----------  ---------- ----------
    Total(2)............     269,904     306,930     430,718     429,109    428,393
                          ==========  ==========  ==========  ========== ==========
TRANSPORTATION SERVICE
 ONLY -- MCF (IN
 THOUSANDS):
 Vintage system
  (Substantially all
  Industrial)(3)........     143,921     142,393     101,888     103,186    207,544
 PG&E Pipeline Expansion
  (Line 401)............     240,506     200,755      20,513          --         --
                          ----------  ----------  ----------  ---------- ----------
    Total...............     384,427     343,148     122,401     103,186    207,544
                          ==========  ==========  ==========  ========== ==========
REVENUES (IN THOUSANDS):
 Bundled gas sales and
  transportation
  service:
  Residential...........  $1,205,223  $1,268,966  $1,152,494  $1,092,324 $1,226,094
  Commercial............     421,397     444,805     467,962     479,599    551,669
  Industrial............      42,106      57,297     367,221     425,467    366,346
  Other gas utilities...           0       2,371      25,654      38,504     43,224
                          ----------  ----------  ----------  ---------- ----------
    Bundled gas
     revenues...........   1,668,726   1,773,439   2,013,331   2,035,894  2,187,333
 Transportation only
  revenue:
  Vintage system
   (Substantially all
   Industrial)..........     167,325     132,509      56,733      75,606    133,348
  PG&E Pipeline
   Expansion (Line 401).      82,904      58,442       8,097          --         --
                          ----------  ----------  ----------  ---------- ----------
    Transportation
     service only
     revenue............     250,229     190,951      64,830      75,606    133,348
 Miscellaneous..........     (18,018)     40,427     (16,692)     21,022    (59,056)
 Regulatory balancing
  accounts..............     (43,771)   (101,443)     95,339      40,199    (30,091)
 Subsidiaries(4)........     201,951     177,688     264,925     173,587    123,642
                          ----------  ----------  ----------  ---------- ----------
    Operating revenues..  $2,059,117  $2,081,062  $2,421,733  $2,346,308 $2,355,176
                          ==========  ==========  ==========  ========== ==========

--------
(1) Includes use by business units other than the Gas Supply business unit, principally as fuel for fossil-fueled generating plants.
(2) In August 1991, PG&E implemented its customer identified gas (CIG) program. Sales included approximately 105,000 MMcf, 130,000 MMcf and 50,000 MMcf in 1993, 1992 and 1991, respectively, of gas procured by PG&E for CIG customers at prices negotiated directly between those customers and suppliers. The CIG Program was terminated on October 31, 1993 upon full implementation of the CPUC's capacity brokering program.
(3) Does not include on-system transportation volumes transported on the PG&E Pipeline Expansion of 100,207 MMcf, 79,749 MMcf and 7,205 MMcf for 1995, 1994 and 1993, respectively.
(4) Includes gas transportation revenues from PGT.

                                            YEARS ENDED DECEMBER 31
                               -------------------------------------------------
                                 1995      1994      1993      1992      1991
                               --------- --------- --------- --------- ---------
SELECTED STATISTICS:
 Total customers (at year-
  end).......................  3,600,000 3,500,000 3,600,000 3,500,000 3,500,000
 Average annual residential
  usage (Mcf)................         56        64        62        57        64
 Heating temperature -- % of
  normal(1)..................       75.3     104.4      89.9      76.0     101.5
 Average billed bundled gas
  sales revenues per Mcf:
 Residential.................      $6.29     $5.92     $5.59     $5.74     $5.82
 Commercial..................       6.57      6.16      5.70      6.00      6.47
 Industrial..................       3.00      2.94      2.76      2.93      3.06
 Average billed
  transportation only revenue
  per Mcf:
 Vintage system..............       0.69      0.60      0.52      0.73      0.64
 PG&E Pipeline Expansion
  (Line 401).................       0.34      0.29      0.39        --        --
 Net plant investment per
  customer...................     $1,315    $1,340    $1,339    $1,170      $893

--------
(1) Over 100% indicates colder than normal.

NATURAL GAS SUPPLIES

  The objective of PG&E's gas supply planning is to maintain a balanced supply portfolio which provides supply reliability and contract flexibility, minimizes costs and fosters competition among suppliers.

  Under current CPUC regulations, PG&E purchases natural gas from its various suppliers based on economic considerations, consistent with regulatory, contractual and operational constraints. During the year ended December 31, 1995, approximately 64% of PG&E's total purchases of natural gas consisted of Canadian gas purchased from various Canadian producers and transported by Canadian pipeline companies and PGT; approximately 8% was purchased from various California producers; and approximately 28% was purchased from other states (substantially all U.S. Southwest sources and transported by El Paso Natural Gas Company (El Paso) or Transwestern Pipeline Company (Transwestern)). The following table shows the volume and average price of gas in dollars per thousand cubic feet (Mcf) purchased by PG&E from these sources during each of the last five years.

                                                       YEARS ENDED DECEMBER 31
                   --------------------------------------------------------------------------------------------------
                         1995               1994                1993               1992               1991
                   -----------------  -----------------  ------------------ ------------------ ------------------
                   THOUSANDS   AVG.   THOUSANDS   AVG.   THOUSANDS   AVG.   THOUSANDS   AVG.   THOUSANDS   AVG.
                    OF MCF   PRICE(1)  OF MCF   PRICE(1)  OF MCF   PRICE(1)  OF MCF   PRICE(1)  OF MCF   PRICE(1)
                   --------- -------  --------- -------  --------- -------- --------- -------- --------- --------
Canada............  261,800   $1.34    319,453   $1.94    329,693   $2.26    321,770   $2.14    345,020   $2.34
California........   31,158   $1.32     31,757    1.55     32,096    1.65     50,953    1.73     73,257    2.00
Other states
 (substantially
 all U.S.
 Southwest).......  117,538   $2.64    249,733    2.41    243,058    2.84    327,272    2.51    240,141    2.61
                    -------            -------            -------            -------            -------
Total/Weighted
 Average..........  410,496   $1.71    600,943   $2.12    604,847   $2.46    699,995   $2.28    658,418   $2.40
                    =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

--------
(1) The average prices for Canadian and U.S. Southwest gas include the commodity gas prices, interstate pipeline demand or reservation charges, transportation charges and other pipeline assessments, including direct bills allocated over the quantities received at the California border. The average prices for California gas include only commodity gas prices delivered to PG&E's gas system.

GAS REGULATORY FRAMEWORK

  The current regulatory framework for natural gas service in California (i) segments customers into core and noncore classes; (ii) unbundles utilities' gas transportation and procurement services; (iii) allows noncore customers and some core customers to purchase gas directly from producers, aggregators or marketers, and to separately negotiate gas transportation with their utilities; and (iv) places the utilities at risk for collecting a portion of the transportation revenues associated with their noncore markets.

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

  Under the CPUC's capacity brokering program implemented in 1993, PG&E is required to make available for brokering all interstate pipeline capacity not reserved for its core customers and core subscription customers (noncore customers who elect to receive combined gas procurement and transportation service). Noncore customers, marketers and shippers, and PG&E's electric department can bid for such capacity.

  Under this regulatory framework, noncore customers have the option of buying gas directly from the supplier of their choice and purchasing from PG&E transmission and distribution services only. Certain customers can also use alternative transportation services provided by competing pipeline companies. However, core customers continue to have more limited opportunities in choosing their gas suppliers, with substantially all core customers receiving bundled services from PG&E.

  In an effort to promote competition and increase options for all customers, as well as to position itself for success in the competitive marketplace, PG&E has presented a proposal, called the "Gas Accord," to numerous parties active in the California gas marketplace, including consumer groups, industrial customers, shippers and marketers. The Gas Accord proposes three broad initiatives:

    (1) Increased Customer Choice -- Under the Gas Accord, PG&E proposes to give all customers greater ability to choose their gas suppliers in the future. PG&E has formed an advisory group to help it design a program that will facilitate opening the core market for full competition.

    (2) Separation of Transmission and Distribution Service and Rates -- PG&E proposes to charge separately for, or unbundle, its gas transmission and distribution services. This would give noncore customers and gas suppliers more flexibility with respect to the purchase of gas transportation services.

    (3) Resolution of Existing Regulatory Issues -- PG&E also proposes to settle several outstanding gas regulatory issues that are currently pending at the CPUC in separate proceedings. These issues include recovery of costs related to PG&E's capacity commitments with Transwestern, PG&E's capacity commitments with El Paso and PGT related to its noncore customers, and the initial capital costs for the PG&E Pipeline Expansion. (See "Restructuring of Gas Supply Arrangements" and "PGT/PG&E Pipeline Expansion" below.)

  Negotiations on the Gas Accord began in October 1995. Any agreement reached by PG&E and other parties must be approved by the CPUC before it may be implemented.

  The Gas Accord, if adopted, will result in a change in the way PG&E charges for its gas transportation services. Based on the current status of the Gas Accord negotiations, the Company believes the ultimate outcome of such negotiations, including resolution of gas regulatory issues, will not have a material impact on its financial position or results of operations.

  PG&E has also proposed a significant change to the current gas ratemaking mechanisms. In December 1994, PG&E filed an application for approval of a core procurement incentive mechanism (CPIM). If approved by the CPUC, the CPIM would replace traditional reasonableness review of PG&E's core gas costs with a market benchmark against which PG&E's actual gas costs would be compared. PG&E would be able to fully recover its gas costs, earn additional rewards or be penalized depending on whether its actual core procurement costs are within, below or above the "tolerance band" constructed around that benchmark. Hearings on the CPIM have been scheduled for June 1996.

  In light of the changes instituted in the gas regulatory framework and the possibility of uneconomic bypass of utilities' gas transmission systems by competing pipelines, in 1992 the CPUC instituted a procedure for expedited approval of discounted long-term gas transportation contracts with large customers. PG&E currently has 13 contracts for discounted intrastate gas transportation service that have been approved by the CPUC under this Expedited Application Docket (EAD) procedure. Currently, 75% of revenue shortfalls attributable to these EAD contracts are recovered from other ratepayers. In a pending EAD contract proceeding, the CPUC plans to consider changing the revenue shortfall allocation and to address the issue of the protection against antitrust liability that will be accorded to PG&E by virtue of the state regulation of these EAD contracts.

RESTRUCTURING OF GAS SUPPLY ARRANGEMENTS

  As noted above, under the current regulatory framework, many of PG&E's noncore customers arrange for the purchase and interstate transportation of their own gas supplies. This has resulted in a decrease in the amount of gas required to be purchased by PG&E and a related decrease in PG&E's need for firm transportation capacity, and contributed to the restructuring of PG&E's gas supply arrangements.

  ANG AND NOVA CAPACITY

  Until November 1993, PG&E purchased Canadian natural gas from PGT, which in turn purchased such gas from Alberta and Southern Gas Co. Ltd. (A&S), a wholly owned gas procurement subsidiary of PG&E. A&S had commitments to purchase minimum quantities of gas from Canadian producers under various contracts, most of which extended through 2005. Under a Decontracting Plan implemented November 1, 1993, the Canadian producers' contracts with A&S, the sales agreement between A&S and PGT, and PG&E's service agreement with PGT each were terminated. Settlement payments of approximately $210 million were paid to the Canadian producers. A&S permanently assigned approximately 600 MMcf per day (MMcf/d) of capacity with NOVA Corporation of Alberta (NOVA) through October 2001 and Alberta Natural Gas Company Ltd (ANG) through October 2005 to PG&E for use in the servicing of PG&E's core customers and core subscription customers. As of December 1995, A&S had completed the permanent assignment to others of substantially all of the balance of its NOVA and ANG capacity.

  The FERC approved a transition cost recovery mechanism (TCRM) for PGT under which most costs which were incurred to restructure, reform or terminate the sales arrangements between A&S and PGT and underlying A&S gas supply contracts, or to resolve claims by gas suppliers related to past or future liabilities or obligations of PGT or A&S, are eligible for recovery in PGT's rates. Under the TCRM (1) 25% of such costs are absorbed by PGT; (2) 25% are recovered by PGT through direct bills (substantially all to PG&E as PGT's principal customer); and (3) 50% are recovered by PGT through volumetric surcharges over a three-year period. Costs associated with A&S's commitments for Canadian pipeline capacity do not qualify as transition costs recoverable under this mechanism. The FERC has approved recovery by PGT of $168 million under the TCRM. PG&E has paid PGT approximately $56 million in payment of direct bills charged by PGT for transition costs under the TCRM. Recovery by PG&E of the first direct bill (approximately $51 million) and the volumetric surcharges billed to PG&E was authorized in PG&E's 1996 BCAP.

  EL PASO AND PGT CAPACITY

  PG&E's firm transportation agreement with PGT for 1,066 MMcf/d runs through October 31, 2005. PG&E's firm transportation agreement with El Paso for 1,140 MMcf/d runs through December 31, 1997. The agreements include provisions for fixed demand charges for reserving firm capacity on the pipelines. The firm transportation reservation charges associated with PG&E's firm capacity on PGT and El Paso are approximately $57 million and $163 million per year, respectively.

  Pursuant to FERC rules on capacity relinquishment and release and the CPUC's capacity brokering program, PG&E retained approximately 600 MMcf/d on each of the PGT and El Paso systems to support its core and core subscription customers and made amounts not needed to support such customers available for capacity release and brokering to other potential shippers beginning in 1993. PG&E has permanently assigned portions of the capacity it no longer uses and is continuing its efforts to assign or broker the remaining unused capacity. Until permanently assigned, amounts brokered have generally been on a short-term basis, most of which were at a discounted price. As of December 1995, PG&E had assigned substantially all of its unused capacity on PGT. Due to lower demand for Southwest pipeline capacity, PG&E cannot predict with certainty the volume or price of the capacity on El Paso that will be brokered or assigned.

  Interstate transportation capacity which cannot be marketed at the full rate results in unrecovered demand charges. To the extent PG&E is unable to broker its firm interstate capacity above core and core subscription reservations at the full as-billed rate, PG&E has been authorized to accumulate unrecovered demand charges for El Paso and PGT in the ITCS account for later review and recovery from customers.

  Ultimate recovery of unrecovered interstate pipeline demand charges accumulated in the ITCS will be subject to CPUC reasonableness review. There may be instances where the CPUC may not allow full recovery with respect to discounted rates. For example, the CPUC has indicated that if a rate discount given to a customer in a contract entered into pursuant to PG&E's EAD procedure results in a shortfall in recovery of ITCS costs contained in the otherwise applicable tariff rate, PG&E will not recover those ITCS costs from other customers.

  In November 1994, the CPUC issued an interim decision on PG&E's application seeking recovery of amounts accumulated in the ITCS account through August 31, 1994. In its decision, the CPUC authorized recovery of one-half of the accumulated demand charges, or approximately $30 million, subject to refund should ITCS costs prove to have been caused by improper acts of PG&E. In addition, as part of its decision issued in December 1995 on PG&E's 1996 BCAP, the CPUC authorized PG&E to recover 50% of recorded and forecasted ITCS amounts through September 30, 1997, again subject to refund depending on the final resolution of the issue in the proceeding concerning recovery of ITCS amounts.

  The DRA has submitted testimony in the ITCS proceeding indicating that it had found no basis for recommending any direct disallowance of costs associated with amounts allocated to the ITCS account. Two intervenors, Toward Utility Rate Normalization and El Paso, have submitted testimony suggesting disallowances and/or a reallocation among customers of between $40 million and $101 million, respectively, based on allegations that PG&E's imprudent actions, including actions which allegedly resulted in the devaluation of interstate pipeline capacity, have unreasonably increased the amount of unrecovered demand charges.

  The ITCS proceeding has been consolidated with the market issues phase of the PEPR proceeding, with hearings scheduled to begin in April 1996. In the meantime, PG&E continues to pursue the resolution of issues concerning past and future ITCS costs as part of its Gas Accord negotiations. See "Gas Regulatory Framework" above.

  TRANSWESTERN CAPACITY

  In April 1992, PG&E executed firm transportation agreements with Transwestern to transport 200 MMcf/d of San Juan basin gas supplies into PG&E's southern gas system, of which approximately 150 MMcf/d is to be used to meet PG&E's core gas sales demands and approximately 50 MMcf/d is for use by PG&E's electric department. The agreements with Transwestern expire in 2007. The demand charges associated with the entire Transwestern capacity are currently approximately $28 million per year.

  Currently, PG&E is not permitted to include any Transwestern firm capacity demand charges in rates or in the ITCS account. PG&E is authorized to record costs associated with its Transwestern capacity in a balancing account, with recovery of such costs subject to reasonableness review proceedings.

  In December 1995, the CPUC issued a decision in PG&E's gas reasonableness proceeding for the 1992 record period which concludes that it was unreasonable for PG&E to subscribe for Transwestern capacity. The decision finds PG&E acted unreasonably in deciding to undertake its Transwestern subscription at a time when its procurement and interstate transportation roles were being significantly reduced and contemporaneously with its decision to go forward with its own pipeline expansion to Canada, knowing it would thereby strand significant amounts of Southwest capacity. The decision also finds that PG&E failed to offer evidence showing that the benefits of the subscription outweighed the costs during 1992, and orders that all costs incurred by PG&E for Transwestern capacity in that year (approximately $18 million) be disallowed. The decision further orders that costs for the capacity in subsequent years of the 15-year contract be disallowed unless PG&E can establish by clear and convincing evidence that the benefits of the Transwestern capacity exceeded the costs of such capacity in that year.

  In January 1996, PG&E filed a request for rehearing of this decision, contesting the disallowance of its Transwestern costs on grounds that the subscription has yielded benefits for its ratepayers, both directly to the extent PG&E received service from Transwestern and indirectly by reducing the cost of gas supplied over other competing pipelines. PG&E argued that the amount of any disallowance should be reduced to reflect the existence of these benefits. PG&E also continues to pursue the resolution of issues concerning past and future Transwestern costs as part of its Gas Accord negotiations. See "Gas Regulatory Framework" above.

  The DRA has recommended a disallowance of approximately $24.3 million in respect of Transwestern costs incurred by PG&E in 1993. The basis for this disallowance recommendation is essentially the same as that underlying the CPUC's decision disallowing Transwestern costs for the 1992 record period. Using the same rationale, the DRA has also recommended a disallowance of approximately $7 million for demand charges incurred by PG&E's electric department for Transwestern capacity in 1994 and approximately $8.6 million for demand charges paid to Transwestern during the period January 1, 1994 to May 31, 1994 to serve core gas customers. The DRA also indicated it would recommend an additional disallowance of $11.1 million for Transwestern core capacity costs from June through December 1994 if the DRA did not, as it has pursuant to an agreement with PG&E, use the CPIM in evaluating PG&E's procurement activities for core customers during that period.

  The Company believes that the ultimate resolution of past and future Transwestern costs will not have a material adverse impact on its financial position or results of operations.

GAS REASONABLENESS PROCEEDINGS

  Recovery of gas costs through PG&E's regulatory balancing account mechanisms is subject to a CPUC determination that such costs were incurred reasonably. Under the current regulatory framework, annual reasonableness proceedings are conducted by the CPUC on a historic calendar year basis.

  1988-1990 CANADIAN GAS PROCUREMENT ACTIVITIES

  In March 1994, the CPUC issued a final decision on PG&E's Canadian gas procurement activities during 1988 through 1990. The CPUC found that PG&E could have saved its customers money if it had bargained more aggressively with its existing Canadian suppliers or bought less expensive gas from other Canadian sources. The CPUC concluded that it was appropriate for PG&E to take a substantial portion (up to 700 MMcf/d) of its Canadian gas at its then-existing price, but that PG&E could have met the remainder of its demand for Canadian gas at lower prices, either from the same suppliers or with purchases from other available Canadian natural gas sources. The decision ordered a disallowance of $90 million of gas costs, plus accrued interest estimated at approximately $25 million through December 31, 1993. The CPUC also issued a final decision on PG&E's non-Canadian gas operations during 1988 through 1990, ordering a disallowance of $8 million.

  PG&E filed a request for rehearing of the CPUC's decision ordering a disallowance in connection with PG&E's Canadian gas procurement activities in 1988-1990, which was denied in November 1994. In December 1994, PG&E filed a complaint against the CPUC in the U.S. District Court for the Northern District of California challenging this decision by the CPUC. The complaint alleges that the CPUC disallowance order purports to regulate the foreign and interstate purchase and transportation of natural gas, matters within the exclusive jurisdiction of United States and Canadian regulatory authorities. Accordingly, the complaint alleges, such order is preempted by federal law and violates PG&E's rights under the United States Constitution. The complaint seeks injunctive and declaratory relief. In September 1995, the District Court denied a motion filed by the CPUC which sought to dismiss the lawsuit.

  GAS SETTLEMENT AGREEMENTS

  During 1995, the CPUC approved settlement agreements between the DRA and PG&E which resolve $25 million of disallowances recommended by the DRA relating to certain non-Canadian gas issues arising from the 1991 and 1992 record periods. Pursuant to these agreements, PG&E will return $1.1 million to ratepayers.

  A number of other reasonableness issues related to PG&E's gas procurement practices and supply operations for periods dating from 1988 through 1994 are still under review by the CPUC. The DRA recommended disallowances of approximately $79 million and a penalty of $50 million and indicated that it was considering additional recommendations for pending issues. PG&E and the DRA have signed a settlement agreement to resolve these issues for a $67 million refund by PG&E.

  Significant issues covered by the gas settlement agreement include (i) PG&E's purchases of Canadian, Southwest and California gas for its electric department in 1991 and 1992 and its gas customers from 1991 through May 1994; (ii) issues not related to gas procurement which arise from the DRA's investigation of A&S, and the proposed investigation of ANG, a former affiliate of PG&E; (iii) the effects PG&E's Canadian gas procurement costs may have had on amounts paid by PG&E for Northwest power purchases for 1988 through 1992 and for power purchased from geothermal and QF producers during 1991 and 1992; (iv) the costs of capacity PG&E held on the NOVA and ANG pipelines on behalf of its core customers for the period November 1, 1993 through May 31, 1994; (v) PG&E's Southwest gas procurement activities for 1988 through 1990; and (vi) Canadian gas decontracting activities.

  Agreements with the DRA do not constitute a CPUC decision and are subject to modification by the CPUC in its final decisions. The gas settlement agreement is expressly conditioned upon CPUC approval. Upon such approval, PG&E would return approximately $67 million to its ratepayers.

  The proposed gas settlement agreement does not resolve issues related to the effect PG&E's Canadian gas procurement costs during the 1988 through 1990 period may have had on the price PG&E paid to geothermal and QF producers during those years. Hearings on those issues have not yet been scheduled by the CPUC. The proposed gas settlement agreement also does not resolve the reasonableness of PG&E's subscription to Transwestern pipeline capacity or the costs accrued in PG&E's ITCS account.

  FINANCIAL IMPACT OF GAS REASONABLENESS PROCEEDINGS

  As of December 31, 1995, PG&E had accrued approximately $208 million for gas reasonableness matters. Such accruals include the CPUC decisions for the years 1988 through 1992 and issues covered by the settlement agreement described above. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or results of operations.

PGT/PG&E PIPELINE EXPANSION

  In November 1993, PGT and PG&E placed in service the Pipeline Expansion, an expansion of their interconnected natural gas transmission systems from the Canadian border into California. The 840-mile combined Pipeline Expansion provides an additional 148 MMcf/d of firm capacity to the Pacific Northwest and an additional 851 MMcf/d of capacity to Northern and Southern California. The total cost of construction is currently estimated to be approximately $1.7 billion consisting of $813 million for the facilities within California (i.e., the PG&E Pipeline Expansion) and $852 million for the facilities outside California (i.e., the PGT Pipeline Expansion).

  CPUC RATEMAKING

  The conditions of the CPUC's approval of the construction of the PG&E Pipeline Expansion place PG&E at risk for its decision to construct based on its assessment of market demand and for undersubscription and underutilization of the facility. The CPUC required the application of a "cross-over" ban under which volumes delivered from the incremental PGT portion of the Pipeline Expansion must be transported at an incremental PG&E Pipeline Expansion rate. Incremental rate design is based on the concept that expansion shippers pay for the incremental capital and operating costs incurred by the pipeline owner in constructing the expansion facilities. Under incremental rates, a pipeline would generally charge higher rates to shippers contracting for capacity on the newly-added expansion facilities as compared to shippers having firm transportation service rights on depreciated pre-expansion facilities.

  Capacity on the PGT Pipeline Expansion is fully subscribed under long-term firm transportation contracts. To date, shippers have executed long-term firm transportation contracts for approximately 40% of capacity on the PG&E Pipeline Expansion, and PG&E continues negotiations for the remainder of that capacity. The CPUC has authorized PG&E to provide as-available service on the PG&E Pipeline Expansion, which provides additional revenues to recover the incremental costs of the expansion.

  In February 1994, the CPUC issued a decision on PG&E's request for an increase in the cost cap for the PG&E Pipeline Expansion and its interim rate filing in the 1993 Pipeline Expansion Rate Case. The cost cap represented the maximum amount determined by the CPUC to be reasonable and prudent based on an estimate of the anticipated construction costs at that time. The CPUC granted PG&E's request to increase the cost cap to $849 million, but set interim rates based on the original cost cap of $736 million, subject to adjustment within the newly approved cost cap after the outcome of a reasonableness review of capital costs. The CPUC's decision finds that given market conditions at the time, PG&E was reasonable in constructing the PG&E Pipeline Expansion. The CPUC has denied rehearing of this decision.

  In September 1994, PG&E filed its application in the PEPR proceeding. PG&E requested that the CPUC find reasonable the full capital costs of the PG&E Pipeline Expansion (estimated to be $813 million) and its initial operating expenses and allow recovery of the difference between revenues related to the interim rates and the revenue requirement associated with actual costs incurred in 1993 through 1995. PG&E's PEPR filing also presents the base revenue requirement for 1996 and asks that the CPUC approve new PG&E Pipeline Expansion rates and services for the 1996 through 1998 time period.

  In December 1995, the DRA filed its report in the PEPR proceeding, recommending a "minimum" disallowance of $100 million in capital costs for the PG&E Pipeline Expansion. In its report, the DRA identifies approximately $55 million of costs that it contends are directly attributable to unreasonable management, but asserts that it is impossible to quantify the total impact of PG&E's alleged mismanagement due to the fixed price nature of the construction contract. However, based on a comparison of other pipeline projects, DRA estimates the total excess costs to be $100 million. Two intervenors have also recommended a disallowance or reallocation of costs totaling $223 million. An order issued by a CPUC ALJ has also reopened the 1993 Pipeline Expansion Rate Case to allow reconsideration of issues regarding the decision to construct the PG&E Pipeline Expansion.

  In January 1996, a CPUC ALJ ordered consolidation of the market impact phase of the PEPR proceeding and the ITCS proceeding discussed above.

  If the CPUC were to reverse its previous decision finding that PG&E was reasonable in constructing the PG&E Pipeline Expansion, the ultimate outcome could have an impact on PG&E's ability to recover its cost for unused capacity on other pipelines as well as on its own intrastate facilities.

  FERC RATEMAKING

  In its 1991 orders approving construction of the PGT portion of the Pipeline Expansion, the FERC concluded that PGT had not sufficiently demonstrated that shippers would not be subject to discriminatory restraints on access into California or on the PGT Pipeline Expansion as a result of the "cross-over" ban imposed by the CPUC. As a result, the FERC reduced PGT's approved rate of return on equity on the PGT Pipeline Expansion until such time as PGT demonstrates that neither its rates or transportation policies nor those of PG&E result in unduly discriminatory restraints.

  In February 1994, PGT filed an application with the FERC to increase its rates for transportation services. These rates are based on an overall cost of service of approximately $217 million, including a cost of equity of 13%. The proposed rate of return on equity applies to all facilities and assumed the discontinuance of the penalty rate of return on equity of 10.13%, which the FERC had earlier required to be used to develop initial rates for the PGT Pipeline Expansion.

  A major issue in this proceeding is whether PGT's mainline transportation rates should be equalized through the use of rolled-in cost allocation, or whether they should continue to reflect the current use of incremental costs to determine rates to be paid by shippers. PGT proposed that mainline rates reflect the rolled-in approach on a prospective basis.

  In March 1994, the FERC issued an order that accepted PGT's interim incremental rates and authorized PGT to place these rates into effect on September 1, 1994, subject to refund. Although the FERC rejected the proposal to place rolled-in rates into effect on September 1, 1994, the FERC indicated that PGT would be afforded the opportunity in hearings to support and justify a rolled-in rate proposal. Hearings were concluded in September 1995.

  PGT has reached an agreement in principle with the FERC staff and a majority of the active parties in its 1994 rate case which would resolve all issues in this case. Of primary significance to the case, the proposed settlement provides that rolled-in rates will become effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates, most of the shippers using firm capacity on the pre-expansion facilities will be receiving a reduction from the rolled-in rates for six years, while the PGT Pipeline Expansion shippers will pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation. Although the implementation of rolled-in rates by itself will not change PGT's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates and a return on equity of 12.2% for both the PGT Pipeline Expansion and PGT's pre-expansion facilities, effective as of September 1, 1994. The proposed settlement is subject to approval by the FERC and may be opposed by several parties. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based on the evidence in the case.

OTHER COMPETITIVE PIPELINE PROJECTS

  In March 1993, Mojave Pipeline Company (Mojave), which is a subsidiary of El Paso, filed a request seeking FERC authorization for construction of a 475 MMcf/d transportation-only pipeline expansion of its interstate natural gas pipeline. The expansion would have extended Mojave's system from its current terminus in Bakersfield, California, through California's Central Valley to Sacramento and the San Francisco Bay Area. Mojave's filing indicated that 433 MMcf/d of the firm service capacity that would be provided by the proposed expansion would be provided to customers located in PG&E's service territory, with approximately 257 MMcf/d of that amount to be used to provide gas service that currently is not provided by PG&E. The remaining 176 MMcf/d represented service to customers currently served by PG&E.

  The FERC granted final approval for the Mojave project in December 1995, but in February 1996 Mojave announced that it did not intend to proceed with its proposed expansion. Mojave indicated that the construction and operation of the expansion was economically infeasible under current market conditions.

  Another possible entrant into the California gas transportation market is Tuscarora Gas Transmission Company (Tuscarora), which has announced plans to study the feasibility of constructing a 142-mile lateral pipeline to the Sacramento area. Tuscarora currently operates a 230-mile pipeline under FERC jurisdiction that runs from the California-Oregon border at Malin, Oregon to Reno, Nevada.

  PG&E also faces competition from various other pipeline projects completed in recent years to serve the enhanced oil recovery market in Southern California and other customers. In 1992, projects sponsored by Mojave and the Kern River Gas Transmission Company commenced commercial operations, and both Transwestern and El Paso put into service expanded pipeline facilities from the San Juan Basin in New Mexico to the California border. These projects provide additional capacity to some of the same markets served by the Pipeline Expansion. Some of the gas available from the U.S. Southwest over these projects is priced equal to or lower than the price of Canadian gas available over the Pipeline Expansion, due in part to federal tax credits available for certain San Juan gas production.

STORAGE SERVICE

  PG&E has generally provided natural gas storage service only in conjunction with its procurement and transportation services. In February 1993, the CPUC adopted policies and rules for permanent unbundled gas storage programs for noncore customers, and an unbundled storage program for PG&E was approved by the CPUC in May 1994. Storage service for core customers remains bundled with procurement and transportation services.

  In September 1994, PG&E began offering unbundled storage to noncore customers for varying terms of one year or less. Customers bid to purchase this storage capacity, with available capacity awarded to the highest bids first. To the extent PG&E does not recover the full costs allocated to this noncore storage program, the CPUC authorized a Noncore Storage Balancing Account in which these unrecovered costs are accumulated for later review and allocation among customer classes. The CPUC also approved negotiated discounted rates for storage services for noncore customers under certain circumstances, but provided that a portion of any revenue shortfalls attributable to such discounted rates may not be recovered from other customers.

                                PG&E ENTERPRISES

  Enterprises is the parent company established to oversee the Company's nonregulated non-utility business activities. Enterprises was established in 1988 and is a wholly owned subsidiary of PG&E. Enterprises' wholly owned subsidiaries include PG&E Generating Company, PG&E Generating International Company, Vantus and PG&E Properties, Inc. Enterprises and its affiliated entities are engaged in the activities described below.

DOMESTIC NON-UTILITY ELECTRIC GENERATION

  PG&E Generating Company was formed to partner with Bechtel Enterprises, Inc. in USGen, a California partnership. USGen manages the development, construction and operation of non-utility electric generation facilities that compete in the U.S. power generation market and sell power to utilities other than PG&E. USGen's owners' overall ownership in all the projects in which USGen participates is approximately 64%. PG&E Generating Company's average overall ownership represents approximately 74% of the owners' equity in the total project portfolio developed by USGen.

  As of December 31, 1995, USGen's partners had ownership interests in 14 operating plants and three under construction. The total generating capacity of these 17 plants is 3,369 MW, of which PG&E Generating Company's share is 1,611 MW. The projects were largely financed with a combination of equity or equity commitments from the project sponsors and non-recourse debt. In addition to its asset management responsibilities in these 17 power plants, USGen, through its affiliate, U.S. Operating Services Company (USOSC), provides contract operations and maintenance services to 10 of these facilities. Also, USOSC provides management and technical support for the operation of four other operating plants, with a total generating capacity of 935 MWs.

  In August 1994, Enterprises and Bechtel Enterprises, Inc. acquired J. Makowski Company, Inc. (JMC), a Boston-based company engaged in developing natural gas-fueled electric generation projects, natural gas distribution and underground gas storage projects. JMC has been integrated into USGen's and InterGen's portfolio of domestic and international projects.

INTERNATIONAL POWER GENERATION

  PG&E Generating International Company was formed to partner with Bechtel Enterprises, Inc. in InterGen, a Cayman Islands company. InterGen was formed in April 1995 to manage the development, construction and operation of international electric generation projects. InterGen is headquartered in Boston and has established regional offices in Hong Kong, London and Miami.

  As of December 31, 1995, InterGen's owners had a 10% ownership interest in one project under construction in India with a total capacity of 740 MW, of which PG&E Generating International Company's share is 37 MW. Currently, seven projects are under development in China, Colombia, India, Mexico, the Philippines, Taiwan and the United Kingdom with a total capacity of 4,643 MW, of which PG&E Generating International Company's share is 1,839 MW.

INTERNATIONAL GAS AND ELECTRIC DISTRIBUTION

  Enterprises may also pursue opportunities to acquire electric and gas distribution companies outside the United States. Such opportunities are expected to arise as governments around the world restructure and privatize their electric and gas systems.

ENERGY PRODUCTS AND SERVICES

  In August 1995, Enterprises formed Vantus, an energy products, services and power marketing company. Vantus has received authority from the FERC to market competitively priced electricity, which it intends to sell with other energy commodities and new products and services.

  USGen has recently formed a bulk power trading group, USGen Power Services, to participate in the short-term wholesale power market. USGen Power Services has received authorization from the FERC to market competitively priced electricity. USGen Power Services sells uncommitted capacity from USGen's facilities and has begun to aggregate surplus generation from unaffiliated sources for trading or sale to wholesale and large retail customers.

REAL ESTATE DEVELOPMENT

  PG&E Properties, Inc. (Properties) develops real estate in PG&E's service territory, focusing on mixed-use planned development. Enterprises currently has no plans for substantial future additional investments in Properties.

OTHER

  In June 1995, Enterprises completed the sale of DALEN Corporation, formerly DALEN Resources Corp. (DALEN), its wholly owned subsidiary engaged in natural gas and oil exploration and production. The decision to sell DALEN was based on the determination that gas and oil exploration and production activities do not fit within PG&E's long-term corporate strategy.

                   ENVIRONMENTAL MATTERS AND OTHER REGULATION

ENVIRONMENTAL MATTERS

  The following discussion includes certain forward looking information relating to estimated expenditures for environmental protection and the possible future impact of environmental compliance. This information reflects the Company's current estimates which are periodically evaluated and revised. These estimates are subject to a number of assumptions and uncertainties, including changing laws and regulations, the ultimate outcome of complex factual investigations, evolving technologies, selection of compliance alternatives, the nature and extent of required remediation, the extent of the Company's responsibility and the availability of recoveries or contributions from third parties. Future estimates and actual results may differ materially from those indicated below.


  The Company is subject to a number of federal, state and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. The Company has undertaken major compliance efforts with specific emphasis on its purchase, use and disposal of hazardous materials, the cleanup or mitigation of historic waste spill and disposal activities, and the upgrading or replacement of PG&E's bulk waste handling and storage facilities. The costs of compliance with environmental laws and regulations have generally been recovered in rates.

  ENVIRONMENTAL PROTECTION MEASURES

  PG&E's estimated expenditures for environmental protection are subject to periodic review and revision to reflect changing technology and evolving regulatory requirements. PG&E's capital expenditures for environmental protection are currently estimated to be approximately $64 million, $67 million, $120 million, $76 million and $52 million for 1996, 1997, 1998, 1999 and 2000, respectively, and are included in PG&E's five-year estimate of capital requirements shown above in "General -- Capital Requirements and Financing Programs." Expenditures during these years will be primarily for oxides of nitrogen (NOx) emission reduction projects as described below, which currently are expected to decline in the later years as the NOx reduction projects are completed. In addition, PGT estimates its capital expenditures for environmental protection will be approximately $2 million, $1 million and $1 million in 1996, 1997, and 1998, respectively.

  Air Quality

  PG&E's existing thermal electric generating plants are subject to numerous air pollution control laws, including the California Clean Air Act (CCAA) with respect to emissions. Pursuant to the CCAA and the Federal Clean Air Act, the three local air districts in which PG&E operates fossil fuel fired generating plants adopted final rules that require a reduction in NOx emissions from the power plants of approximately 90% by 2004 (with numerous interim compliance deadlines). The first major retrofits are scheduled to begin in 1996. Certain retrofits will not be required if the smaller generating units are operated for emergency purposes only after 2000. PG&E currently estimates that compliance with these NOx rules could require capital expenditures of up to $335 million over 10 years. This estimate assumes that most of the 170 MW and smaller boilers will be retired before the retrofits are required. Ongoing business and engineering studies could change this estimate.

  Other air districts have adopted NOx rules for PG&E's natural gas compressor stations in California, and these rules continue to be modified. Eventually the rules are likely to require NOx reductions of up to 80% for many of PG&E's natural gas compressor stations. PG&E currently estimates that the total cost of complying with these rules will be up to $80 million over five years.

  In PG&E's 1993 GRC, the CPUC established an Air Quality Adjustment mechanism under which PG&E could seek cost recovery in rates for NOx reduction projects. However, in PG&E's 1996 GRC, the CPUC eliminated the Air Quality Adjustment mechanism and included $11.5 million in 1996 rate base for the estimated $60 million cost of gas and electric NOx retrofit projects to be installed in 1996. In the future, PG&E's NOx costs may be recoverable only through PBR, market pricing, or other means established as part of the CPUC's electric industry restructuring initiative.

  In 1990 Congress passed extensive amendments to the Federal Clean Air Act. The U.S. Environmental Protection Agency (EPA) has issued numerous regulations for the implementation of these amendments. PG&E is currently assessing the impact of the regulations. Generally, existing or proposed state and local air quality requirements are more stringent than the new federal requirements, which should therefore have little impact on PG&E.

  Water Quality

  PG&E's existing power plants, including Diablo Canyon, are subject to federal and state water quality standards with respect to discharge constituents and thermal effluents. PG&E's fossil fueled power plants comply in all material respects with the discharge constituents standards and either comply in all material respects with or are exempt from the thermal standards. A thermal effects study at Diablo Canyon was completed in May 1988, and has been reviewed by the Central Coast Regional Water Quality Control Board. The Board has not yet made a final decision on the report and has requested that PG&E continue the marine monitoring program. In the event that Diablo Canyon does not comply with the thermal limitations and in the unlikely event that major modifications are required (e.g., cooling towers), significant additional construction expenditures could be required.

  Pursuant to the federal Clean Water Act, PG&E is required to demonstrate that the location, design, construction and capacity of power plant cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impacts at all existing water-cooled thermal plants. PG&E has submitted detailed studies of each power plant's intake structure to various governmental agencies. Each plant's existing water intake structure was found to meet the BTA requirements. However, the promulgation or modification of federal, state and regional water quality control plans may impose increasingly stringent cooling water discharge requirements on PG&E power plants in the future. Costs to comply with renewed permit conditions required to meet any more stringent requirements that might be imposed cannot be estimated at the present time. PG&E is currently involved in litigation and a California Attorney General investigation concerning a 1988 study of Diablo Canyon's compliance with BTA requirements. See "Legal Proceedings -- Coastal League Litigation" and "-- California Attorney General Investigation" below. An adverse outcome in these proceedings could result in parties raising questions regarding Diablo Canyon's compliance with BTA requirements.

  Several fish species listed or proposed for listing as endangered species may be found in the waters near certain of PG&E's power plants. There are severe restrictions on the "taking" (e.g., harassing, wounding or killing) of such species. Therefore, significant modifications could be required to plant operations (e.g., cooling towers) if a plant intake structure or thermal discharge is found to "take" an endangered species.

  HAZARDOUS MATERIALS AND HAZARDOUS WASTE COMPLIANCE AND REMEDIATION

  PG&E assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Generally, these compliance costs are recovered through the GRC process. However, as discussed below, the CPUC has established a separate mechanism for recovery of certain hazardous waste remediation costs.

  PG&E has a comprehensive program to comply with the many hazardous waste storage, handling and disposal requirements promulgated by the EPA under the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), along with California's hazardous waste laws and other environmental requirements. One part of this program is aimed at assessing whether and to what extent remedial action may be necessary to mitigate potential hazards posed by certain disposal sites and retired manufactured gas plant sites. During their operation, manufactured gas plant facilities produced lampblack and tar residues, byproducts of a process that PG&E and other utilities used as early as the 1850s to manufacture gas from coal and oil. As natural gas became widely available (beginning about
1930), PG&E's manufactured gas plants were removed from service. The residues which may remain at some sites contain chemical compounds which now are classified as hazardous. PG&E has identified and reported to federal and California environmental agencies 96 manufactured gas plant sites which PG&E operated in its service territory. PG&E owns all or a portion of 29 of these manufactured gas plant sites. PG&E has begun a program, in cooperation with environmental agencies, to evaluate and take appropriate action to mitigate any potential health or environmental hazards at sites which PG&E owns. PG&E currently estimates that this program may result in expenditures of approximately $30 million over the period 1996 through 1997. The full long-term costs of the program cannot be determined accurately until a closer study of each site has been completed. It is expected that expenses will increase as remedial actions related to these sites are approved by regulatory agencies or if PG&E is found to be responsible for cleanup at sites it does not currently own.

  Manufactured gas plant sites at which PG&E has been designated as a potentially responsible party (PRP) under the California Hazardous Substance Account Act (California Superfund) include the Martin Service Center site and Midway/Bayshore sites in Daly City, California, the San Rafael site, and the Sacramento site. PG&E performed a groundwater remedial action at its Sacramento former manufactured gas plant site during 1995. PG&E had accrued a $9.3 million liability as of December 31, 1995 for the Sacramento gas plant site.

  In addition to the manufactured gas plant sites, PG&E may be required to take remedial action at certain other disposal sites if they are determined to present a significant threat to human health and the environment because of an actual or potential release of hazardous substances. PG&E has been designated as a PRP under CERCLA (the federal Superfund law) with respect to the Purity Oil Sales site in Malaga, California, the Jibboom Junkyard site in Sacramento, California, the Industrial Waste Processing site near Fresno, California, and the Lorentz Barrel and Drum site in San Jose, California. The Purity Oil Sales site is a former used oil recycling facility at which PG&E is one of nine PRPs named in an EPA order requiring groundwater remediation at the site. PG&E has also entered into an Administrative Order with the EPA to address soil contamination at the site. PG&E had accrued a $6.6 million liability as of December 31, 1995 for the Purity Oil Sales site. Although PG&E has not been named as a PRP with respect to the Casmalia site near Santa Maria, California, the EPA has notified PG&E and approximately 65 other generators who allegedly sent the largest volumes of waste to the site that action is needed to clean up and close the site. PG&E is working with other alleged generators to evaluate measures which may need to be taken at the site. PG&E had accrued a $3.2 million liability as of December 31, 1995 for the Casmalia site. Although PG&E has not been formally designated a PRP with respect to the Geothermal Incorporated site in Lake County, California, the Central Valley Regional Water Quality Control Board and the California Attorney General's office have directed PG&E and other parties to initiate measures with respect to the study and remediation of that site. PG&E had accrued a liability of $10 million as of December 31, 1995 for the Geothermal Incorporated site.

  In addition to the sites discussed above, PG&E has also been identified as a PRP at certain disposal sites under the California Superfund. These sites include the Emeryville Service Center site in Emeryville, California and the GBF Landfill at Pittsburg, California. PG&E has also received a demand from the California Attorney General seeking reimbursement of cleanup costs incurred by the State of California at PG&E's former Jibboom Street Station B power plant in Sacramento, California. In addition, PG&E has been named as a defendant in several civil lawsuits in which plaintiffs allege that PG&E is responsible for performing or paying for remedial action at sites PG&E no longer owns or never owned.

  The overall costs of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate and it is reasonably possible that a change in the estimate will occur in the near term due to uncertainty concerning the Company's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Company had an accrued liability at December 31, 1995 of $122 million for hazardous waste remediation costs at those sites where such costs are probable and quantifiable. The costs may be as much as $287 million if, among other things, other PRPs are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Company is responsible. This upper limit of the range of costs was estimated using assumptions least favorable to the Company among a range of reasonably possible outcomes. Costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

  Potential Recovery of Hazardous Waste Compliance and Remediation Costs

  In May 1994, the CPUC issued a decision in the Southern California Gas Company's (SoCal Gas) environmental reasonableness proceeding. The final decision adopts the settlement and proposed ratemaking mechanism for hazardous waste remediation costs which was previously submitted by PG&E and other interested parties. That mechanism assigns 90% of the includable hazardous substance cleanup costs to utility ratepayers and 10% to utility shareholders, without a reasonableness review of such costs or of underlying activities. However, under the proposed mechanism, utilities will have the opportunity to recover the shareholder portion of the cleanup costs from insurance carriers. Under the mechanism 70% of the ratepayer portion of PG&E's cleanup costs is attributed to its gas department and 30% is attributed to its electric department. PG&E can seek to recover hazardous substance cleanup costs under the new mechanism in the rate proceeding it deems most appropriate.

  To the extent that hazardous waste compliance and remediation costs are not recovered through insurance or by other means, PG&E may apply for recovery through ratemaking procedures established by the CPUC and, assuming continuation of these procedures, expects that most prudently incurred hazardous waste compliance and remediation costs will be recovered through rates. As of December 31, 1995, PG&E had a deferred charge of $107 million for hazardous waste remediation costs, which represents costs expected to be recovered in the future under the current ratemaking mechanisms. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

  In December 1992, PG&E filed a complaint in San Francisco County Superior Court against more than 100 of its domestic and foreign insurers, seeking damages and declaratory relief for remediation and other costs associated with hazardous waste mitigation. PG&E had previously notified its insurance carriers that it seeks coverage under its Comprehensive General Liability Policies to recover costs incurred at certain specified sites. In the main, PG&E's carriers neither admitted nor denied coverage, but requested additional information from PG&E. The amount of recovery from insurance coverage, if any, cannot be quantified at this time.

  ELECTRIC AND MAGNETIC FIELDS

  In January 1991, the CPUC opened an investigation into potential interim policy actions to address increasing public concern, especially with respect to schools, regarding potential health risks which may be associated with electric and magnetic fields (EMF) from utility facilities. In its order instituting the investigation, the CPUC acknowledged that the scientific community has not reached consensus on the nature of any health impacts from contact with EMF, but went on to state that a body of evidence has been compiled which raises the question of whether adverse health impacts might exist.

  The CPUC proceeding was subsequently bifurcated into two phases -- one focusing on EMF related to electric power and the other on EMF generated by cellular telephone transmitters. In the electric power phase, in November 1993, the CPUC adopted an interim EMF policy for California energy utilities which, among other things, requires California energy utilities to take no-cost and low-cost steps to reduce EMF from new and upgraded utility facilities. California energy utilities are required to fund a $1.5 million EMF education program and a $5.6 million EMF research program managed by the California Department of Health Services.

  As part of its effort to educate the public about EMF, PG&E provides interested customers with information regarding the EMF exposure issue. PG&E also provides a free field measurement service to its customers which informs customers about EMF levels at different locations in and around their residences or commercial buildings.

  PG&E and other utilities are involved in litigation concerning EMFs. PG&E is named as a defendant in one pending civil appeal. Plaintiffs allege personal injury resulting from exposure to EMFs.

  In the event that the scientific community reaches a consensus that EMF presents a health hazard and further determines that the impact of utility-related EMF exposures can be isolated from other exposures, PG&E may be required to take mitigation measures at its facilities. The costs of such mitigation measures cannot be estimated with any certainty at this time. However, such costs could be significant depending on the particular mitigation measures undertaken, especially if relocation of existing power lines is ultimately required.

  LOW EMISSION VEHICLE PROGRAMS

  In October 1991, the CPUC issued an Order Instituting Investigation/Order Instituting Rulemaking on Low Emission Vehicles (LEVs) to investigate policy issues surrounding electric and natural gas utility involvement in the market associated with LEVs, specifically natural gas vehicles and electric vehicles. In July 1993, the CPUC issued a decision in Phase I of the LEV proceeding that directed PG&E to file a request for funding for a six-year program. In December 1995, the CPUC issued its decision in Phase II of the LEV proceeding which approved approximately $36 million in funding for PG&E's LEV program for the six-year period beginning in 1996. The CPUC's decision on electric industry restructuring (see "Electric Utility Operations -- Electric Industry Restructuring" above) finds that the costs of utility LEV programs should continue to be collected by the regulated utility.


OTHER REGULATION

  CALIFORNIA PUBLIC UTILITIES COMMISSION

  In addition to its jurisdiction over rate matters, the CPUC has the authority, among other things, to establish rules and conditions of service, to authorize disposition of utility property, to establish rules and policies governing utility facilities, to regulate securities issues, to prescribe rates of depreciation and uniform systems of accounts and to regulate transactions between PG&E and its subsidiaries and affiliates.

  CALIFORNIA ENERGY COMMISSION

  PG&E also is subject to the jurisdiction of the CEC. The CEC has developed programs for forecasting peak demands and energy requirements, is encouraging certain types of energy conservation, has developed energy shortage and contingency plans, and is developing and coordinating a program of energy research and development. In addition, the CEC has statutory authority to certify future thermal-electric power plant sites and related facilities 50 MW and above within California.

  FEDERAL ENERGY REGULATORY COMMISSION

  PG&E is subject to regulation by the FERC under the Federal Power Act as a "public utility" as defined in the Federal Power Act. The FERC has authority, among other things, to regulate PG&E's rates and terms and conditions for sales of electricity for resale and transmission of electricity in interstate commerce, and to prescribe rates of depreciation and uniform systems of accounts. The FERC also regulates the terms and conditions of interstate pipeline transportation service utilized by PG&E to transport gas it purchases outside California. In addition, the FERC regulates PGT's rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of PGT's facilities and PGT's accounting, among other things.

  Most of PG&E's hydroelectric facilities are subject to licenses issued by the FERC under Part I of the Federal Power Act, with various expiration dates to the year 2033 and involving a total normal operating capability of 2,703 MW. Helms adds an additional capacity of 1,212 MW. As the initial licenses for these projects expire, they become susceptible to competition for a new license. New licenses may contain or require environmental or recreational mitigation and enhancement measures that can result in reduced generation and unfavorable project economics.

  NUCLEAR REGULATORY COMMISSION

  PG&E also is subject to the jurisdiction of the NRC as to the operation and decommissioning of its nuclear generating plants.

ITEM 2. PROPERTIES.

  Information concerning PG&E's electric generation units, gas transmission facilities, and electric and gas distribution facilities is included in response to Item 1. All real properties and substantially all personal properties of PG&E are subject to the lien of an indenture which provides security to the holders of PG&E's First and Refunding Mortgage Bonds.

ITEM 3. LEGAL PROCEEDINGS.

  See Item 1 -- Business, for other proceedings pending before governmental and administrative bodies. In addition to the following legal proceedings, PG&E is subject to routine litigation incidental to its business.

ANTITRUST LITIGATION

  On December 3, 1993, the County of Stanislaus and Mary Grogan, a residential customer of PG&E, filed a complaint in the U.S. District Court, Eastern District of California, against PG&E and PGT, on behalf of themselves and purportedly as a class action on behalf of all natural gas customers of PG&E during the period of February 1988 through October 1993. The complaint alleged that the purchase of natural gas in Canada was accomplished in violation of various antitrust laws and sought damages of as much as $950 million, before trebling. In August 1994, the District Court dismissed plaintiffs' antitrust claims, and in September 1994, the plaintiffs filed an amended complaint which added A&S, the Company's wholly owned gas purchasing subsidiary, as a defendant. The amended complaint reiterated price fixing claims and also alleged that the defendants, through anticompetitive practices, foreclosed access over the PGT pipeline to alternative sources of gas in Canada.

  On December 18, 1995, the District Court dismissed the plaintiffs' amended complaint with prejudice. In dismissing the lawsuit, the District Court determined that plaintiffs were barred from making price fixing allegations because gas rates had been reviewed by various federal authorities and the CPUC. The District Court also found that plaintiffs were barred from making foreclosure of access claims because the volume of imports of gas had been reviewed by federal authorities, and the CPUC had actively overseen the allocation of pipeline capacity. Plaintiffs have filed a notice of appeal to preserve their right to appeal the dismissal to the Court of Appeals. If plaintiffs pursue that appeal, the case would not likely be resolved for at least another year.

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position.

HINKLEY COMPRESSOR STATION LITIGATION

  In May 1993, a complaint was filed in San Bernardino County Superior Court on behalf of a number of individuals seeking recovery of an unspecified amount of damages for personal injuries and property damage allegedly suffered as a result of exposure to chromium near PG&E's Hinkley Compressor Station, located along PG&E's gas transmission system in San Bernardino County, as well as punitive damages. The original complaint has been amended, and additional complaints have been filed, to include additional plaintiffs. The complaints plead several causes of action, including negligence, negligent and intentional misrepresentation, fraudulent concealment, strict liability and violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition
65).

  The plaintiffs contend that between 1951 and 1966 PG&E discharged Chromium VI-contaminated wastewater into unlined ponds, which led to chromium percolating into the groundwater of surrounding property. The plaintiffs further allege that PG&E disposed of the chromium in those ponds to avoid costly alternatives. In 1987, PG&E undertook an extensive project to remediate potential groundwater chromium contamination. PG&E has incurred substantially all of the costs it currently deems necessary to clean up the affected groundwater contamination. In accordance with the remediation plan approved by the regional water quality board, PG&E will continue to monitor the affected area and periodically perform environmental assessments.

  PG&E has reached an agreement with plaintiffs pursuant to which plaintiffs' actions will be submitted to binding arbitration for resolution of issues concerning the cause and extent of any damages suffered by plaintiffs. Under the terms of the agreement, PG&E will pay an aggregate amount of no more than $400 million in settlement of such plaintiffs' claims, including $50 million paid to escrow to date. In turn, those plaintiffs, and their attorneys, agree to indemnify PG&E against any additional losses PG&E may incur with respect to related claims pursued by the identified plaintiffs who do not agree to this settlement or by other third parties who may be sued by the identified plaintiffs in connection with the alleged chromium contamination.

  In July 1995, the parties began arbitration of 30 more cases. This followed the completion of the arbitration of ten representative cases and the ensuing unsuccessful mediation of the remaining 625 cases. The current arbitration was concluded in March 1996 and is now under submission to the judges. Following a decision in this latest arbitration, the parties will attempt to mediate the remaining cases. Should that mediation not be successful, the process will continue until all cases are arbitrated or settled.

  As of December 31, 1995, PG&E had paid $50 million to escrow and recorded an additional $150 million reserve against any future potential liability in this case. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

COUNTIES FRANCHISE FEES LITIGATION

  On March 31, 1994, the Counties of Alameda and Santa Clara filed a complaint in Santa Clara County Superior Court against PG&E on behalf of themselves and purportedly as a class action on behalf of 47 counties with which PG&E has gas or electric franchise contracts. Franchise contracts require PG&E to pay fees on an annual basis to cities and counties for the right to use or occupy public streets and roads. The complaint alleges that, since at least 1987, PG&E has intentionally underpaid its franchise fees to the counties in an unspecified amount.

  The complaint cites two reasons for the alleged underpayment of fees. Based on their interpretation of certain legislation, the plaintiffs allege that PG&E has been using the wrong methodology to compute the franchise fees payable to the plaintiff counties. The plaintiffs also allege that fees have been underpaid due to incorrect calculations under the methodology used by PG&E.

  The parties agreed to stipulate to this case proceeding as a class action lawsuit regarding the issue of the correct payment methodology to be applied in calculating the franchise fees due to the plaintiffs. On March 14, 1995, the Court granted PG&E's motion for summary judgment in the class action lawsuit. The plaintiffs have appealed that ruling. Consistent with the agreement between the parties noted above, the plaintiffs refiled a separate action covering just the issue of whether PG&E properly computed its franchise payments, assuming that PG&E has been using the correct methodology. Plaintiffs have not indicated damages to be sought in that separate action, but they are not anticipated to be material.

  Should the counties win the issue of franchise fee calculation methodology, PG&E's annual systemwide county franchise fees could increase by approximately $15 million. Damages for alleged underpayments in prior years could be as much as $117 million (exclusive of interest, estimated to be $34 million as of December 31, 1995).

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

CITIES FRANCHISE FEES LITIGATION

  On May 13, 1994, the City of Santa Cruz filed a complaint in Santa Cruz County Superior Court against PG&E on behalf of itself and purportedly as a class action on behalf of 107 cities with which PG&E has certain electric franchise contracts. The complaint alleges that, since at least 1987, PG&E has intentionally underpaid its franchise fees to the cities in an unspecified amount.

  The complaint alleges that PG&E has asked for and accepted electric franchises from the cities included in the purported class, which provide for lower franchise payments than required by franchises granted by other cities in PG&E's service territory. Plaintiff asserts that this was done in an unlawfully discriminatory manner based solely on location. The plaintiff also alleges that the transfer of these franchises to PG&E by its predecessor companies was not approved by the CPUC as required, and, therefore, all such franchise contracts are void.

  The Court has certified the class of 107 cities in this action, and approved the City of Santa Cruz as the class representative. On September 1, 1995, the Court denied PG&E's motions for summary judgment and class decertification in this case. The Court did bifurcate the issues in the case for trial such that the issue concerning whether PG&E engaged in unlawful discrimination in accepting certain franchise contracts with differing payment formulas would be tried first, to be followed by the issue relating to the validity of PG&E's current franchise contracts with the plaintiff cities.

  On January 22, 1996, the Court granted PG&E's motion for summary judgment against five class member cities with respect to the cities' claims that the different franchise payment formulas in the 1937 Franchise Act constitute unlawful discrimination. PG&E intends to file a motion to dismiss the discrimination claims of all the other plaintiff cities based on the Court's ruling. On March 19, 1996, the Court granted PG&E's motion for judgment against 31 other class member cities, including the class representative (the City of Santa Cruz). The Court determined that those cities were precluded from contesting their franchise payment formulas since they had freely chosen the formula used in the franchises. Those cities have indicated that they intend to seek appellate review of these rulings. In the meantime, a June 1996 trial date has been set.

  Should the cities prevail on the issue of franchise fee calculation methodology, PG&E's annual system-wide city electric franchise fees could increase by approximately $17 million and damages for alleged underpayments in prior years could be as much as $131 million (exclusive of interest, estimated to be $31 million as of December 31, 1995). If the Court's recent rulings become final, the amount of alleged damages would be significantly reduced, such that if the remaining plaintiffs ultimately prevailed, PG&E's annual systemwide city electric franchise fees for the remaining class member cities could increase by approximately $5.3 million and damage for alleged underpayments could be as much as $39.1 million (exclusive of interest). However, the ultimate damages and/or increase in fees might vary depending on the Court's interpretation of the plaintiffs' claims.

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

TIME-OF-USE METER/CUSTOMER NOTIFICATION LITIGATION

  On July 21, 1994, Milton L. Grinstead, Michael Davis, Joan A. Williamson, Frank H. Lacy and Matthew Doerksen filed a complaint in the Stanislaus County Superior Court against PG&E on behalf of themselves and purportedly as a class action on behalf of all of PG&E's customers, for "refund of unlawfully charged fees." In April 1995, the Court dismissed the claims of two of the individual plaintiffs.

  On June 8, 1995, the three remaining plaintiffs filed an amended complaint which alleged that (a) under certain circumstances PG&E has a duty to notify a particular customer of the most favorable rate for that customer and (b) PG&E has systematically failed to reasonably advise new and existing customers of available advantageous rate structures, including the time-of-use billing option. The amended complaint estimated classwide damages related to time-of-use rates to be in excess of $16 billion and that the damages relating to other programs and rate structures was at least an additional $10 billion. The amended complaint also sought $100 billion in exemplary damages relating to PG&E's alleged willful failure to provide required notice to customers of rate options.

  On October 18, 1995, the Court issued an order addressing several motions filed by PG&E. The Court's order granted PG&E's motion to strike the class, leaving only the claims of the individuals, and granted summary judgment against one of the three remaining plaintiffs. The Court rejected PG&E's assertion that the CPUC has exclusive jurisdiction over this dispute, but held that PG&E does not have an obligation to advise customers of their best available rates and is only obligated to give customers notice of rate options. Although the Court's order gave the remaining two plaintiffs an opportunity to amend their complaint to state a claim based upon an alleged failure to give them notice of available rate options, an amended complaint was not filed. On March 5, 1996, the Court entered judgment in favor of PG&E. Plaintiffs have until early May 1996 to file a notice of appeal of that judgment.

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

NORCEN LITIGATION

  In March 1994, Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) filed a complaint in the U.S. District Court, Northern District of California, against PG&E and PGT, a wholly owned subsidiary of PG&E. Norcen Marketing has a 30-year gas transportation contract with PGT, which is guaranteed by Norcen Energy. The complaint alleged that PGT and PG&E wrongfully induced Norcen Energy and Norcen Marketing to enter into the 30-year contract by concealing legal action taken by PG&E before the CPUC (requesting clarification that gas shipped on the PGT portion of the Pipeline Expansion should pay PG&E's incremental Expansion rates for in-state service) two days before Norcen Marketing's contract became binding. The complaint also alleged breach of representations to plaintiffs that PG&E would not "unreasonably" build its Pipeline Expansion with less than "sufficient" firm subscription and a breach of an agreement between PGT and a Norcen predecessor relating to the installation of additional capacity. In addition to state law contract claims, the complaint also alleged a series of federal and state antitrust claims related to the construction of the Pipeline Expansion and PG&E's alleged refusals to allow access to the original PGT and California transmission systems. Those antitrust claims were dismissed by the District Court in September 1994, and subsequently reasserted in part by plaintiffs in an amended complaint filed in October 1994.

  On July 27, 1995, the District Court issued an order on PG&E's motion to dismiss the amended complaint. The order dismisses all of plaintiffs' federal and state antitrust claims, but does not dismiss various state law contract claims, including claims based on fraudulent inducement and breach of contract. In addition to recission of their gas transportation contract, the plaintiffs are seeking an unspecified amount of contract damages. Based on available information, plaintiffs' out-of-pocket contract damages appear to be less than $10 million. The plaintiffs are also seeking punitive damages in connection with the remaining state law claims.

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.


COASTAL LEAGUE LITIGATION

  On October 13, 1995, the League for Coastal Protection (Coastal League) filed a lawsuit in San Francisco County Superior Court against PG&E and its consultant, Tenera, Inc., alleging violations of the California Business and Professions Code in connection with a 1988 study of the cooling water intake system (1988 Study) at Diablo Canyon. The 1988 Study is also the subject of an investigation by the California Attorney General, as described below. The Coastal League alleges that PG&E and its consultant violated the law by making misrepresentations in connection with the 1988 Study. The Coastal League seeks an unspecified amount of damages related to restitution or disgorgement of improper or excessive profits, punitive damages, injunctive relief and attorneys' fees. On October 13, 1995, the Coastal League also served PG&E with a notice that it intends to file a citizens suit under the Federal Clean Water Act alleging related violations of Diablo Canyon's water discharge permit.

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

CALIFORNIA ATTORNEY GENERAL INVESTIGATION

  In February 1995, the California Attorney General (AG) initiated an investigation to determine whether PG&E and its consultant, Tenera, Inc., violated the Federal Clean Water Act and the California Water Code in connection with the 1988 Study of the cooling water intake system at Diablo Canyon. The AG has issued a subpoena to PG&E seeking documents and has interviewed PG&E employees in connection with this investigation. The AG has not determined whether any violation of law has occurred and has not determined whether it will initiate legal proceedings against PG&E arising out of this investigation. If a legal action is initiated, PG&E could be subject to fines and penalties which could exceed $100,000, but it cannot be determined with any certainty at present whether a fine will ultimately be imposed or what the amount of any such fine would be.

  The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  "Executive officers," as defined by Rule 3b-7 of the General Rules and Regulations under the Securities and Exchange Act of 1934, of PG&E are as follows:

                              AGE AT
                           DECEMBER 31,
            NAME               1995                           POSITION                         EFFECTIVE DATE
            ----           ------------                       --------                         --------------
  S. T. Skinner...........      58      Chairman of the Board and Chief Executive Officer     June 1, 1995
  R. D. Glynn, Jr. .......      53      President and Chief Operating Officer                 June 1, 1995
  J. D. Shiffer...........      57      Executive Vice President                              November 1, 1991
  R. J. Haywood...........      51      Senior Vice President and General Manager,            December 21, 1994
                                         Customer Energy Services
  T. W. High..............      48      Senior Vice President--Corporate Services             June 1, 1995
  J. F. Jenkins-Stark.....      44      Senior Vice President and General Manager, Gas Supply August 1, 1993
                                         Business Unit
  G. R. Smith.............      47      Senior Vice President and Chief Financial Officer     June 1, 1995
  B. R. Worthington.......      46      Senior Vice President and General Counsel             June 1, 1995
  J. Pfannenstiel.........      48      Vice President--Corporate Planning                    February 1, 1987

  All officers serve at the pleasure of the Board of Directors. All executive officers have been employees of PG&E for the past five years. In addition to their current positions, the executive officers had the following business experience during that period:

          NAME                       POSITION                   PERIOD HELD OFFICE
          ----                       --------                   ------------------
  S. T. Skinner.......  President and Chief Executive      July 1, 1994 to May 31, 1995
                         Officer
                        President and Chief Operating      November 1, 1991 to June 30,
                         Officer                            1994
                        Vice Chairman of the Board         May 1, 1986 to October 31,
                                                            1991
  J. D. Shiffer.......  Senior Vice President and General  February 1, 1990 to October
                         Manager,                           31, 1991
                         Nuclear Power Generation
                         Business Unit
  R. D. Glynn, Jr.....  Executive Vice President           July 1, 1994 to May 31, 1995
                        Senior Vice President and General  January 1, 1994 to June 30,
                         Manager,                           1994
                         Customer Energy Services
                         Business Unit
                        Senior Vice President and General  November 1, 1991 to December
                         Manager,                           31, 1993
                         Electric Supply Business Unit
                        Vice President--Power Generation   January 1, 1988 to October
                                                            31, 1991
  R. J. Haywood.......  Vice President of Power System     February 22, 1993 to
                                                            December 20, 1994
                        Vice President--Power Planning     April 20, 1988 to February
                         and Contracts                      21, 1993
  T. W. High..........  Vice President and Assistant to    July 1, 1994 to May 31, 1995
                         the Chief Executive Officer
                        Vice President and Assistant to    November 1, 1991-June 30,
                         the Chairman of the Board          1994
                        Vice President and Corporate       May 1, 1986 to October 31,
                         Secretary                          1991
  J. F. Jenkins-Stark.  Vice President and Treasurer       January 15, 1992 to July 31,
                                                            1993
                        Treasurer                          November 1, 1987 to January
                                                            14, 1992
  G. R. Smith.........  Vice President and Chief           November 1, 1991 to May 31,
                         Financial Officer                  1995
                        Vice President--Finance and Rates  November 1, 1987 to October
                                                            31, 1991
  B. R. Worthington...  Vice President and General         December 21, 1994 to May 31,
                         Counsel                            1995
                        Chief Counsel--Corporate           January 10, 1991-December
                                                            20, 1994
                        Attorney                           June 10, 1974-January 9,
                                                            1991

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Information responding to Item 5 is set forth on page 51 under the heading "Quarterly Consolidated Financial Data" in PG&E's 1995 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 6. SELECTED FINANCIAL DATA.

  A summary of selected financial information for the Company for each of the last five fiscal years is set forth on page 12 under the heading "Selected Financial Data" in PG&E's 1995 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A discussion of the Company's results of operations and liquidity and capital resources is set forth on pages 13 through 24 under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in PG&E's 1995 Annual Report to Shareholders, which discussion is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information responding to Item 8 is contained in PG&E's 1995 Annual Report to Shareholders on page 52 and pages 25 through 51 under the headings "Report of Independent Public Accountants," "Statement of Consolidated Income," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," "Statement of Consolidated Common Stock Equity, Preferred Stock and Preferred Securities," "Statement of Consolidated Capitalization," "Schedule of Consolidated Segment Information," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data," which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers of PG&E is included in a separate item captioned "Executive Officers of the Registrant" contained on page 55 in
Part I of this report. Other information responding to Item 10 is included on pages 3 through 5 under the heading "Nominees for Director" in the 1996 Proxy Statement and Prospectus relating to the 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information responding to Item 11 is included on pages 7 through 8 under the heading "Compensation of Directors" and on pages 35 through 43 under the heading "Executive Compensation" in the 1996 Proxy Statement and Prospectus relating to the 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information responding to Item 12 is included on pages 8 through 9 and 44 under the headings "Security Ownership of Management" and "Principal Shareholders" in the 1996 Proxy Statement and Prospectus relating to the 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information responding to Item 13 is included on page 8 under the heading "Certain Relationships and Related Transactions" in the 1996 Proxy Statement and Prospectus relating to the 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

    1. The following consolidated financial statements, schedules of consolidated segment information, supplemental information and report of independent public accountants contained in the 1995 Annual Report to Shareholders, are incorporated by reference in this report:

      Statement of Consolidated Income for the Years Ended December 31,
       1995, 1994 and 1993.

      Consolidated Balance Sheet at December 31, 1995 and 1994.

      Statement of Consolidated Cash Flows for the Years Ended December
       31, 1995, 1994 and 1993.

      Statement of Consolidated Common Stock Equity, Preferred Stock and
       Preferred Securities for the Years Ended December 31, 1995, 1994 and 1993.

      Statement of Consolidated Capitalization at December 31, 1995 and
       1994.

      Schedule of Consolidated Segment Information for the Years Ended
       December 31, 1995, 1994 and 1993.

      Notes to Consolidated Financial Statements.

      Quarterly Consolidated Financial Data.

      Report of Independent Public Accountants.

    2. Report of Independent Public Accountants.

    3. Consolidated financial statement schedules:

     II -- Consolidated Valuation and Qualifying Accounts for the Years
            Ended December 31, 1995, 1994 and 1993.

  Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements including the notes thereto.

    4. Exhibits required to be filed by Item 601 of Regulation S-K:

      3.1 Restated Articles of Incorporation effective as of July 26, 1994
          (Form 10-Q for quarter ended June 30, 1994 (File No. 1-2348), Exhibit
          3.1).
      3.2 By-Laws dated as of February 21, 1996.
      4. First and Refunding Mortgage dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941,
          September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November
          1, 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1, 1979,
          August 1, 1983, and December 1, 1988 (Registration No. 2-1324,
          Exhibits B-1, B-2, B-3; Registration No. 2-4676, Exhibit B-22;
          Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475,
          Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No.
          2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B;
          Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106,
          Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-
          64313, Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2).

       10.1  Firm Transportation Service Agreement between the Company and
             Pacific Gas Transmission Company dated October 26, 1993 (Form 10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.4), rate schedule FTS-1, and general terms and conditions.
       10.2 Transportation Service Agreement as Amended and Restated Between the Company and El Paso Natural Gas Company dated November 1, 1993
             (Form 10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.5), rate schedule FT-1, and general terms and conditions.
       10.3  Diablo Canyon Settlement Agreement (Diablo Settlement) dated June
             24, 1988 (Form 8-K dated June 27, 1988) (File No. 1-2348), Exhibit
             10.1), Implementing Agreement dated July 15, 1988 (Form 10-Q for the quarter ended June 30, 1988 (File No. 1-2348), Exhibit 10.1), portions of the California Public Utilities Commission Decision
             No. 88-12-083, dated December 19, 1988, interpreting the Diablo
             Settlement (Form 10-K for fiscal year 1988 (File No. 1-2348),
             Exhibit 10.4) and Settlement Agreement dated December 14, 1994, modifying the Diablo Settlement.
      *10.4  Pacific Gas and Electric Company Deferred Compensation Plan for
             Directors (Form 10-K for fiscal year 1992 (File No. 1-2348),
             Exhibit 10.5).
      *10.5  Pacific Gas and Electric Company Deferred Compensation Plan for
             Officers (Form 10-K for fiscal year 1991 (File No. 1-2348),
             Exhibit 10.6).
      *10.6  Savings Fund Plan for Employees of Pacific Gas and Electric
             Company applicable to non-union employees, as amended January 17, 1996, effective January 1, 1996.
      *10.7  Short-Term Incentive Plan for Officers of Pacific Gas and Electric
             Company, effective January 1, 1996.
      *10.8 The Pacific Gas and Electric Company Retirement Plan applicable to non-union employees, as amended October 18, 1995, effective
             January 1, 1996.
      *10.9  Pacific Gas and Electric Company Supplemental Executive Retirement
             Plan, as amended through October 16, 1991 (Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.11).
      *10.10 Pacific Gas and Electric Company Stock Option Plan, as amended and restated effective as of January 1, 1996.
      *10.11 Performance Unit Plan of Pacific Gas and Electric Company, as
             amended and restated effective as of January 1, 1996.
      *10.12 Pacific Gas and Electric Company Relocation Assistance Program for
             Officers (Form 10-K for fiscal year 1989 (File No. 1-2348),
             Exhibit 10.16).
      *10.13 Pacific Gas and Electric Company Executive Flexible Perquisites
             Program (Form 10-K) for fiscal year 1993 (File No. 1-2348),
             Exhibit 10.16).
      *10.14 PG&E Postretirement Life Insurance Plan (Form 10-K for fiscal year
             1991 (File No. 1-2348), Exhibit 10.16).
      *10.15 Pacific Gas and Electric Company Retirement Plan for Non-Employee
             Directors (Form 10-K for fiscal year 1991 (File No. 1-2348),
             Exhibit 10.18).

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

      *10.16 Executive Compensation Insurance Indemnity in respect of Deferred
             Compensation Plan for Directors, Deferred Compensation Plan for
             Officers, Supplemental Executive Retirement Plan and Retirement
             Plan for Non-Employee Directors (Form 10-K for fiscal year 1991
             (File No. 1-2348), Exhibit 10.19).
      *10.17 Pacific Gas and Electric Company Long-Term Incentive Program, as
             amended and restated effective as of January 1, 1996.
      *10.18 Pacific Gas and Electric Company Restricted Stock Plan for Non-
             Employee Directors, effective as of January 1, 1996.
       11.   Computation of Earnings Per Common Share (Form 8-K dated February
             21, 1996 (File No. 1-2348), Exhibit 11).
       12.1  Computation of Ratios of Earnings to Fixed Charges (Form 8-K dated
             February 21, 1996 (File No. 1-2348), Exhibit 12.1).
       12.2  Computation of Ratios of Earnings to Combined Fixed Charges and
             Preferred Stock Dividends (Form 8-K dated February 21, 1996 (File
             No. 1-2348), Exhibit 12.2).
       13.   1995 Annual Report to Shareholders (portions of the 1995 Annual
             Report to Shareholders under the headings "Selected Financial
             Data," "Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition," "Report of
             Independent Public Accountants," "Statement of Consolidated
             Income," "Consolidated Balance Sheet," "Statement of Consolidated
             Cash Flows," "Statement of Consolidated Common Stock Equity,
             Preferred Stock and Preferred Securities," "Statement of
             Consolidated Capitalization," "Schedule of Consolidated Segment
             Information," "Notes to Consolidated Financial Statements" and
             "Quarterly Consolidated Financial Data," included only) (except for those portions which are expressly incorporated herein by reference, such 1995 Annual Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed" herein).
       21. Subsidiaries of the Company (not included because the Company's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(w) of Regulation S-X as of the end of the year covered by this report).
       23.   Consent of Arthur Andersen LLP.
       24.1 Resolution of the Board of Directors authorizing the execution of the Form 10-K.
       24.2  Powers of Attorney.
       27.   Financial Data Schedule (Form 8-K dated February 21, 1996 (File
             No. 1-2348), Exhibit 27).
       99.   Information required by Form 11-K with respect to the Savings Fund
             Plan for Employees of Pacific Gas and Electric Company, as permitted by Rule 15d-21.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

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

  (B) REPORTS ON FORM 8-K

  Reports on Form 8-K during the quarter ended December 31, 1995 and through the date hereof:

  1. October 4, 1995
  Item 5. Other Events
  -- Gas Accord

  2. October 19, 1995
  Item 5. Other Events
  -- Performance Incentive Plan -- Year-to-Date Financial Results
  -- Holding Company Formation

  3. October 26, 1995
  Item 5. Other Events
  -- Diablo Canyon Outage

  4. November 2, 1995
  Item 5. Other Events
  -- General Rate Case

  5. November 20, 1995
  Item 5. Other Events
  -- Electric Industry Restructuring

  6. December 22, 1995
  Item 5. Other Events
  -- California Public Utilities Commission Proceedings
  --Electric Industry Restructuring
  --1996 Rate Case Proceedings
  --Storm Response Proceedings
  --Gas Reasonableness -- Transwestern Capacity Costs
  -- Legal Proceedings -- Antitrust Litigation

  7. January 17, 1996
  Item 5. Other Events
  -- Performance Incentive Plan -- Year-to-Date Financial Results
  -- Performance Incentive Plan -- 1996 Target
  -- 1995 Consolidated Earnings (unaudited)
  -- Common Stock Dividend

  8. January 18, 1996
  Item 5. Other Events
  -- Performance Incentive Plan -- Year-to-Date Financial Results
  -- Performance Incentive Plan -- 1996 Target
  -- 1995 Consolidated Earnings (unaudited)
  -- Common Stock Dividend

  9. February 21, 1996
  Item 7. Financial Statements, Pro Forma Financial Information and Exhibits -- 1995 Financial Statements
  -- Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined
     Fixed Charges and Preferred Stock Dividends

INDEMNIFICATION UNDERTAKING

  For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statement on Form S-8 No. 33-23692 (filed August 12, 1988):

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in a successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY AND COUNTY OF SAN FRANCISCO, ON THE 29TH DAY OF MARCH, 1996.

                                            PACIFIC GAS AND ELECTRIC COMPANY
                                                      (Registrant)

                                                     GARY P. ENCINAS
                                          By __________________________________
                                           (Gary P. Encinas, Attorney-in-Fact)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                       TITLE                     DATE
        ---------                       -----                     ----
A. PRINCIPAL EXECUTIVE
 OFFICER OR OFFICERS
    STANLEY T. SKINNER    Chairman of the Board, Chief       March 29, 1996
                           Executive Officer and Director
B. PRINCIPAL FINANCIAL
 OFFICER AND PRINCIPAL
 ACCOUNTING OFFICER
    GORDON R. SMITH       Senior Vice President and Chief    March 29, 1996
                           Financial Officer
C. DIRECTORS
    RICHARD A. CLARKE
    H. M. CONGER
    C. LEE COX
    WILLIAM S. DAVILA
    ROBERT D. GLYNN, JR.
    DAVID M. LAWRENCE
    RICHARD B. MADDEN
    MARY S. METZ          Directors                          March 29, 1996
    REBECCA Q. MORGAN
    SAMUEL T. REEVES
    CARL E. REICHARDT
    JOHN C. SAWHILL
    ALAN SEELENFREUND
    BARRY LAWSON WILLIAMS

           GARY P. ENCINAS
*By__________________________________
 (Gary P. Encinas, Attorney-in-Fact)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Pacific Gas and Electric Company:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements and the schedule of consolidated segment information included in the Pacific Gas and Electric Company Annual Report to Shareholders incorporated by reference in this Annual Report on Form 10-K and have issued our report thereon dated February 12, 1996.

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

ARTHUR ANDERSEN LLP

San Francisco, California
February 12, 1996

                                                                    SCHEDULE II

                       PACIFIC GAS AND ELECTRIC COMPANY

                   SCHEDULE II -- CONSOLIDATED VALUATION AND
                              QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

          COLUMN A            COLUMN B      COLUMN C       COLUMN D    COLUMN E
                                            ADDITIONS
                                        -----------------
                               BALANCE  CHARGED                        BALANCE
                                 AT     TO COSTS CHARGED                AT END
                              BEGINNING   AND    TO OTHER                 OF
         DESCRIPTION          OF PERIOD EXPENSES ACCOUNTS DEDUCTIONS    PERIOD
         -----------          --------- -------- -------- ----------   --------
                                              (IN THOUSANDS)
VALUATION AND QUALIFYING
 ACCOUNTS DEDUCTED FROM
 ASSETS:
1995:
  Reserve for impairment of
   oil and gas properties.... $  4,341  $    --   $   --   $  4,341(1) $     0
                              ========  =======   ======   ========    =======
  Reserve for deferred
   project costs............. $ 25,800  $    --   $   --   $ 20,090(2) $ 5,710
                              ========  =======   ======   ========    =======
  Allowance for uncollectible
   accounts.................. $ 29,769  $50,327   $   --   $ 44,576(3) $35,520
                              ========  =======   ======   ========    =======
  Reserve for land costs..... $  5,960  $    --   $   --   $  1,516(2) $ 4,444
                              ========  =======   ======   ========    =======
1994:
  Reserve for impairment of
   oil and gas properties.... $  7,924  $ 4,565   $   --   $  8,148(1) $ 4,341
                              ========  =======   ======   ========    =======
  Reserve for deferred
   project costs............. $ 18,689  $ 7,111   $   --   $     --    $25,800
                              ========  =======   ======   ========    =======
  Allowance for uncollectible
   accounts.................. $ 23,647  $44,415   $   --   $ 38,293(3) $29,769
                              ========  =======   ======   ========    =======
  Reserve for land costs..... $  6,154  $    --   $   --   $    194(2) $ 5,960
                              ========  =======   ======   ========    =======
1993:
  Reserve for investment in
   Alaska Natural Gas
   Transportation System..... $152,517  $    --   $   --   $152,517(4) $     0
                              ========  =======   ======   ========    =======
  Reserve for impairment of
   oil and gas properties.... $ 10,417  $ 7,165   $   --   $  9,658(1) $ 7,924
                              ========  =======   ======   ========    =======
  Reserve for deferred
   project costs............. $  9,207  $11,086   $   --   $  1,604(2) $18,689
                              ========  =======   ======   ========    =======
  Allowance for uncollectible
   accounts.................. $ 23,806  $30,187   $   --   $ 30,346(3) $23,647
                              ========  =======   ======   ========    =======
  Reserve for land costs..... $  1,724  $ 4,749   $   --   $    319(2) $ 6,154
                              ========  =======   ======   ========    =======

--------
(1) Deductions consist principally of write-offs of expired leaseholds on reserved property. Deduction in 1995 results from sale of oil and gas properties.
(2) Deductions consist principally of write-offs. Reserve for deferred project costs is classified on the balance sheet in other deferred charges. Reserve for land costs is classified on the balance sheet in investment in nonregulated projects.
(3) Deductions consist principally of write-offs, net of collections of receivables previously written off.
(4) The Company disposed of its investment in Alaska Natural Gas Transportation System in January 1993.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
   3.1   Restated Articles of Incorporation effective as of July 26, 1994 (Form
         10-Q for quarter ended June 30, 1994 (File No. 1-2348), Exhibit 3.1).
   3.2   By-Laws dated as of February 21, 1996.
   4.    First and Refunding Mortgage dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941,
         September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November
         1, 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1, 1979,
         August 1, 1983, and December 1, 1988 (Registration No. 2-1324,
         Exhibits B-1, B-2, B-3; Registration No. 2-4676, Exhibit B-22;
         Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475,
         Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No.
         2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B;
         Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106,
         Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-
         64313, Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; Form 8-K
         dated January 18, 1989 (File No. 1-2348), Exhibit 4.2).
  10.1   Firm Transportation Service Agreement between the Company and Pacific
         Gas Transmission Company dated October 26, 1993 (Form 10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.4), rate schedule FTS-1, and general terms and conditions.
  10.2   Transportation Service Agreement as Amended and Restated Between the
         Company and El Paso Natural Gas Company dated November 1, 1993 (Form
         10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.5), rate schedule FT-1, and general terms and conditions.
  10.3   Diablo Canyon Settlement Agreement (Diablo Settlement) dated June 24,
         1988 (Form 8-K dated June 27, 1988) (File No. 1-2348), Exhibit 10.1),
         Implementing Agreement dated July 15, 1988 (Form 10-Q for the quarter ended June 30, 1988 (File No. 1-2348), Exhibit 10.1), portions of the
         California Public Utilities Commission Decision No. 88-12-083, dated
         December 19, 1988, interpreting the Diablo Settlement (Form 10-K for fiscal year 1988 (File No. 1-2348), Exhibit 10.4) and Settlement
         Agreement dated December 14, 1994, modifying the Diablo Settlement.
 *10.4   Pacific Gas and Electric Company Deferred Compensation Plan for
         Directors (Form 10-K for fiscal year 1992 (File No. 1-2348), Exhibit
         10.5).
 *10.5   Pacific Gas and Electric Company Deferred Compensation Plan for
         Officers (Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit
         10.6).
 *10.6   Savings Fund Plan for Employees of Pacific Gas and Electric Company
         applicable to non-union employees, as amended January 17, 1996, effective January 1, 1996.
 *10.7   Short-Term Incentive Plan for Officers of Pacific Gas and Electric
         Company, effective January 1, 1996.
 *10.8   The Pacific Gas and Electric Company Retirement Plan applicable to non-union employees, as amended October 18, 1995, effective January 1,
         1996.
 *10.9   Pacific Gas and Electric Company Supplemental Executive Retirement
         Plan, as amended through October 16, 1991 (Form 10-K for fiscal year
         1991 (File No. 1-2348), Exhibit 10.11).
 *10.10  Pacific Gas and Electric Company Stock Option Plan, as amended and restated effective as of January 1, 1996.
 *10.11  Performance Unit Plan of Pacific Gas and Electric Company, as amended and restated effective as of January 1, 1996.
 *10.12  Pacific Gas and Electric Company Relocation Assistance Program for
         Officers (Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit
         10.16).

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
 *10.13  Pacific Gas and Electric Company Executive Flexible Perquisites
         Program (Form 10-K) for fiscal year 1993 (File No. 1-2348), Exhibit
         10.16).
 *10.14  PG&E Postretirement Life Insurance Plan (Form 10-K for fiscal year
         1991 (File No. 1-2348), Exhibit 10.16).
 *10.15  Pacific Gas and Electric Company Retirement Plan for Non-Employee
         Directors (Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit
         10.18).
 *10.16  Executive Compensation Insurance Indemnity in respect of Deferred
         Compensation Plan for Directors, Deferred Compensation Plan for
         Officers, Supplemental Executive Retirement Plan and Retirement Plan
         for Non-Employee Directors (Form 10-K for fiscal year 1991 (File No.
         1-2348), Exhibit 10.19).
 *10.17  Pacific Gas and Electric Company Long-Term Incentive Program, as
         amended and restated effective as of January 1, 1996.
 *10.18  Pacific Gas and Electric Company Restricted Stock Plan for Non-
         Employee Directors, effective as of January 1, 1996.
  11.    Computation of Earnings Per Common Share (Form 8-K dated February 21,
         1996 (File No. 1-2348), Exhibit 11).
  12.1   Computation of Ratios of Earnings to Fixed Charges (Form 8-K dated
         February 21, 1996 (File No. 1-2348), Exhibit 12.1).
  12.2   Computation of Ratios of Earnings to Combined Fixed Charges and
         Preferred Stock Dividends (Form 8-K dated February 21, 1996 (File No.
         1-2348), Exhibit 12.2).
  13.    1995 Annual Report to Shareholders (portions of the 1995 Annual Report to Shareholders under the headings "Selected Financial Data,"
         "Management's Discussion and Analysis of Consolidated Results of
         Operations and Financial Condition," "Report of Independent Public
         Accountants," "Statement of Consolidated Income," "Consolidated
         Balance Sheet," "Statement of Consolidated Cash Flows," "Statement of
         Consolidated Common Stock Equity, Preferred Stock and Preferred
         Securities," "Statement of Consolidated Capitalization," "Schedule of
         Consolidated Segment Information," "Notes to Consolidated Financial
         Statements" and "Quarterly Consolidated Financial Data," included only) (except for those portions which are expressly incorporated herein by reference, such 1995 Annual Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed" herein).
  21.    Subsidiaries of the Company (not included because the Company's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(w) of
         Regulation S-X as of the end of the year covered by this report).
  23.    Consent of Arthur Andersen LLP.
  24.1   Resolution of the Board of Directors authorizing the execution of the
         Form 10-K.
  24.2   Powers of Attorney.
  27.    Financial Data Schedule (Form 8-K dated February 21, 1996 (File No. 1-
         2348), Exhibit 27).
  99.    Information required by Form 11-K with respect to the Savings Fund
         Plan for Employees of Pacific Gas and Electric Company, as permitted by Rule 15d-21.

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

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.