Form 10-Q
period 1996-09-30
PACIFIC GAS & ELECTRIC CO
filed 1996-11-14
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                   OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------   ----------

                    Commission File No. 1-2348

                    PACIFIC GAS AND ELECTRIC COMPANY
               -----------------------------------------
         (Exact name of registrant as specified in its charter)

          California                              94-0742640
----------------------------                 -------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

77 Beale Street, P.O. Box 770000, San Francisco, California 94177
------------------------------------------------------------------
          (Address of principal executive offices) (Zip Code)

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
          Yes     X                     No
               ----------                    -----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at October 31, 1996
     ---------------             ---------------------------------
Common Stock, $5 par value               412,249,278 shares


                              Form 10-Q
                              ---------

                          TABLE OF CONTENTS
                          -----------------

PART I.   FINANCIAL INFORMATION                                  Page
-------------------------------                                  ----

Item 1.   Consolidated Financial Statements and Notes
            Statement of Consolidated Income...................    1
            Consolidated Balance Sheet.........................    2
            Statement of Consolidated Cash Flows...............    4
            Note 1:  General
                       Basis of Presentation...................    5
            Note 2:  Electric Industry Restructuring...........    5
            Note 3:  Natural Gas Matters.......................   11
            Note 4:  Diablo Canyon.............................   12
            Note 5:  Contingencies
                       Nuclear Insurance.......................   12
                       Environmental Remediation...............   13
                       Helms Pumped Storage Plant..............   14
                       Legal Matters...........................   14
            Note 6:  Company Obligated Mandatorily
                     Redeemable Preferred Securities
                     of Subsidiary Trust Holding Solely
                     PG&E Subordinated Debentures..............   15
Item 2. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
            Competition and Changing Regulatory
              Environment
                Electric Industry Restructuring................   16
                Gas Industry Restructuring.....................   22
                Utility Revenue Matters........................   24
            Holding Company Structure..........................   26
            Results of Operations..............................   27
              Earnings Per Common Share........................   28
              Common Stock Dividend............................   28
              Operating Revenues...............................   28
              Operating Expenses...............................   29
            Liquidity and Capital Resources
              Sources and Uses of Capital......................   29
              Environmental Remediation........................   30
              Legal Matters....................................   30

PART II.  OTHER INFORMATION
---------------------------
Item 5.     Helms Pumped Storage Plant.........................   31
            Ratios of Earnings to Fixed Charges and
              Ratios of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends............   32
Item 6.     Exhibits and Reports on Form 8-K...................   32


SIGNATURE......................................................   33

                                 PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         ---------------------------------

                              PACIFIC GAS AND ELECTRIC COMPANY
                              STATEMENT OF CONSOLIDATED INCOME
                                        (unaudited)
------------------------------------------------------------------------------------------------
                               Three months ended September 30,  Nine months ended September 30,
(in thousands,                 -------------------------------   -------------------------------
except per share amounts)                  1996           1995             1996            1995
------------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric utility                     $2,039,207     $2,132,425       $5,348,676      $5,723,878
Gas utility                             453,270        479,058        1,473,592       1,529,703
Diversified operations                   29,375         26,170           87,018         140,960
                                     ----------     ----------       ----------      ----------
  Total operating revenues            2,521,852      2,637,653        6,909,286       7,394,541
                                     ----------     ----------       ----------      ----------

OPERATING EXPENSES
Cost of electric energy                 749,023        686,852        1,746,809       1,609,580
Cost of gas                              62,186         52,860          317,474         239,772
Maintenance and other operating         604,788        438,689        1,586,320       1,252,572
Depreciation and decommissioning        309,715        328,753          916,044       1,025,229
Administrative and general              201,634        273,956          727,775         749,669
Workforce reduction cost                      -              -                -         (18,195)
Property and other taxes                 69,660         74,631          228,249         224,603
                                     ----------     ----------       ----------      ----------
  Total operating expenses            1,997,006      1,855,741        5,522,671       5,083,230
                                     ----------     ----------       ----------      ----------
OPERATING INCOME                        524,846        781,912        1,386,615       2,311,311
                                     ----------     ----------       ----------      ----------
OTHER INCOME AND (INCOME DEDUCTIONS)
Interest income                          16,425         17,570           62,116          50,515
Allowance for equity funds
 used during construction                 3,233          5,592            9,311          17,692
Other--net                                5,606          8,495           19,261          25,915
                                     ----------     ----------       ----------      ----------
  Total other income and
  (income deductions)                    25,264         31,657           90,688          94,122
                                     ----------     ----------       ----------      ----------
INCOME BEFORE INTEREST EXPENSE          550,110        813,569        1,477,303       2,405,433
                                     ----------     ----------       ----------      ----------
INTEREST EXPENSE
Interest on long-term debt              151,065        153,999          453,556         478,571
Other interest charges                   10,275         12,122           46,652          40,459
Allowance for borrowed funds
  used during construction               (1,814)        (3,049)          (5,270)         (9,132)
                                     ----------     ----------       ----------      ----------
  Net interest expense                  159,526        163,072          494,938         509,898
                                     ----------     ----------       ----------      ----------
PRETAX INCOME                           390,584        650,497          982,365       1,895,535
                                     ----------     ----------       ----------      ----------
INCOME TAXES                            156,889        272,904          376,186         783,735
                                     ----------     ----------       ----------      ----------
NET INCOME                              233,695        377,593          606,179       1,111,800
Preferred dividend requirement
  and redemption premium                  8,279         15,901           24,835          44,889
                                     ----------     ----------       ----------      ----------
EARNINGS AVAILABLE FOR
  COMMON STOCK                       $  225,416     $  361,692       $  581,344      $1,066,911
                                     ==========     ==========       ==========      ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    411,759        421,578          413,738         426,064

EARNINGS PER COMMON SHARE                  $.55           $.85            $1.41           $2.50

DIVIDENDS DECLARED PER COMMON SHARE        $.49           $.49            $1.47           $1.47

-----------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                         (unaudited)

--------------------------------------------------------------------------------------------
                                                                September 30,    December 31,
(in thousands)                                                          1996            1995
--------------------------------------------------------------------------------------------
ASSETS

PLANT IN SERVICE
Electric
  Nonnuclear                                                     $18,009,732     $17,513,830
  Diablo Canyon                                                    6,687,283       6,646,853
Gas                                                                7,961,822       7,732,681
                                                                 -----------     -----------
    Total plant in service (at original cost)                     32,658,837      31,893,364
Accumulated depreciation and decommissioning                     (14,138,535)    (13,308,596)
                                                                 -----------     -----------
      Net plant in service                                        18,520,302      18,584,768
                                                                 -----------     -----------
CONSTRUCTION WORK IN PROGRESS                                        288,895         333,263

OTHER NONCURRENT ASSETS
Nuclear decommissioning funds                                        822,046         769,829
Investments in nonregulated projects                                 973,873         869,674
Other assets                                                         132,047         130,128
                                                                 -----------     -----------
      Total other noncurrent assets                                1,927,966       1,769,631
                                                                 -----------     -----------

CURRENT ASSETS
Cash and cash equivalents                                            161,480         734,295
Accounts receivable
  Customers                                                        1,223,570       1,238,549
  Other                                                               11,884          65,907
  Allowance for uncollectible accounts                               (38,038)        (35,520)
Regulatory balancing accounts receivable                             468,895         746,344
Inventories
  Materials and supplies                                             180,791         181,763
  Gas stored underground                                             135,755         146,499
  Fuel oil                                                            30,064          40,756
  Nuclear fuel                                                       161,040         175,957
Prepayments                                                           34,912          47,025
                                                                 -----------     -----------
      Total current assets                                         2,370,353       3,341,575
                                                                 -----------     -----------

DEFERRED CHARGES
Income tax-related deferred charges                                1,064,000       1,079,673
Diablo Canyon costs                                                  368,334         382,445
Unamortized loss net of gain on reacquired debt                      379,973         392,116
Workers' compensation and disability claims recoverable              283,896         297,266
Other                                                                445,996         669,553
                                                                 -----------     -----------
      Total deferred charges                                       2,542,199       2,821,053
                                                                 -----------     -----------

TOTAL  ASSETS                                                    $25,649,715     $26,850,290
                                                                 ===========     ===========


--------------------------------------------------------------------------------------------

                                  (continued on next page)



                             PACIFIC GAS AND ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEET
                                        (unaudited)

--------------------------------------------------------------------------------------------
                                                                September 30,    December 31,
(in thousands)                                                          1996            1995
--------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                     $ 2,051,994     $ 2,070,128
Additional paid-in capital                                         3,755,008       3,716,322
Reinvested earnings                                                2,687,020       2,812,683
                                                                 -----------     -----------
       Total common stock equity                                   8,494,022       8,599,133
Preferred stock without mandatory redemption provisions              402,056         402,056
Preferred stock with mandatory redemption provisions                 137,500         137,500
Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    PG&E subordinated debentures                                     300,000         300,000
Long-term debt                                                     7,965,248       8,048,546
                                                                 -----------     -----------
       Total capitalization                                       17,298,826      17,487,235
                                                                 -----------     -----------

OTHER NONCURRENT LIABILITIES
Customer advances for construction                                   130,381         146,191
Workers' compensation and disability claims                          271,400         271,000
Other                                                                845,025         815,960
                                                                 -----------     -----------
       Total other noncurrent liabilities                          1,246,806       1,233,151
                                                                 -----------     -----------


CURRENT LIABILITIES
Short-term borrowings                                                      -         829,947
Long-term debt                                                       254,178         304,204
Accounts payable
  Trade creditors                                                    400,968         413,972
  Other                                                              433,773         387,747
Accrued taxes                                                        438,510         274,093
Deferred income taxes                                                127,437         227,782
Interest payable                                                     154,315          70,179
Dividends payable                                                    211,318         205,467
Other                                                                369,162         504,973
                                                                 -----------     -----------
       Total current liabilities                                   2,389,661       3,218,364
                                                                 -----------     -----------

DEFERRED CREDITS
Deferred income taxes                                              3,862,197       3,933,765
Deferred tax credits                                                 382,991         393,255
Noncurrent balancing account liabilities                             127,207         185,647
Other                                                                342,027         398,873
                                                                 -----------     -----------
       Total deferred credits                                      4,714,422       4,911,540
CONTINGENCIES (Notes 2, 3 and 5)
                                                                 -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES                             $25,649,715     $26,850,290
                                                                 ===========     ===========


--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                               PACIFIC GAS AND ELECTRIC COMPANY
                             STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (unaudited)
--------------------------------------------------------------------------------------------
                                                              Nine months ended September 30,
                                                              ------------------------------
(in thousands)                                                          1996            1995
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  606,179      $1,111,800
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and decommissioning                                 916,044       1,025,229
    Amortization                                                      68,972         128,463
    Gain on sale of DALEN                                                  -         (13,107)
    Deferred income taxes and tax credits--net                      (160,766)       (189,512)
    Allowance for equity funds used during construction               (9,311)        (17,692)
    Other deferred charges                                           109,764          10,134
    Other noncurrent liabilities                                     124,655         (33,366)
    Noncurrent balancing account liabilities and
      other deferred credits                                        (115,286)        (58,756)
    Net effect of changes in operating assets
      and liabilities
        Accounts receivable                                           71,520          79,024
        Regulatory balancing accounts receivable                     277,449         341,267
        Inventories                                                   22,408          28,306
        Accounts payable                                              33,022          36,760
        Accrued taxes                                                164,417         154,952
        Other working capital                                        (39,562)        102,654
    Other-net                                                         63,760          50,385
                                                                  ----------      ----------
Net cash provided by operating activities                          2,133,265       2,756,541
                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (828,704)       (641,897)
Allowance for borrowed funds used during construction                 (5,270)         (9,132)
Nonregulated projects                                               (141,364)       (107,370)
Proceeds from sale of DALEN                                                -         340,000
Other--net                                                           (54,613)       (127,018)
                                                                  ----------      ----------
Net cash used by investing activities                             (1,029,951)       (545,417)
                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued                                                  168,596         116,095
Common stock repurchased                                            (242,414)       (449,692)
Preferred stock redeemed                                                   -        (168,130)
Long-term debt issued                                              1,074,035         704,480
Long-term debt matured, redeemed or repurchased                   (1,214,108)     (1,110,652)
Short-term debt redeemed--net                                       (829,947)       (418,381)
Dividends paid                                                      (634,499)       (674,128)
Other--net                                                             2,208          (8,861)
                                                                  ----------      ----------
Net cash used by financing activities                             (1,676,129)     (2,009,269)
                                                                  ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (572,815)        201,855

CASH AND CASH EQUIVALENTS AT JANUARY 1                               734,295         136,900
                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                         $  161,480      $  338,755
                                                                  ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid for
    Interest (net of amounts capitalized)                         $  377,471      $  389,934
    Income taxes                                                     419,503         849,934

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

NOTE 2:  Electric Industry Restructuring
----------------------------------------
The California Public Utilities Commission (CPUC) ordered a restructuring of California's electric industry through its restructuring decision issued in December 1995. The CPUC's goal is to provide a market structure that will reduce rates and allow California consumers to choose among competing suppliers of electricity. In accordance with the CPUC's restructuring decision, in 1996 PG&E has filed numerous regulatory applications and proposals, including a proposal to modify the Diablo Canyon Nuclear Power Plant (Diablo Canyon) rate case settlement as modified in 1995 (Diablo Settlement), a generation performance-based ratemaking (PBR) proposal, an unbundling proposal to separate PG&E's rates to reflect the different services provided, a competition transition charge
(CTC) recovery application, power exchange (PX) and independent system operator (ISO) applications, and generation divestiture and corporate restructuring comments.

In September 1996, comprehensive legislation on electric industry restructuring (restructuring legislation) was signed into law. The legislation adopts the basic tenets of the CPUC's restructuring decision, including recovery of utilities' transition costs (costs which are above market and could not be recovered under market-based pricing). The restructuring legislation builds on PG&E's earlier proposals, including its Diablo Settlement modification and customer electric rate freeze proposal, filed in March 1996, and also provides guidance to the CPUC on a number of implementation issues. The restructuring legislation was supported by a broad coalition of interest groups and will require numerous regulatory filings or modifications to existing filings prior to its implementation.

Key elements of the restructuring legislation include: (1) a nonbypassable CTC for recovery of transition costs; (2) a 10 percent rate reduction for residential and small commercial customers starting in 1998 to be financed by "rate reduction bonds;" (3) a rate freeze for industrial, agricultural and large commercial customers at current levels through no later than March 31, 2002; (4) direct access for certain customers beginning no later than January 1, 1998, and phased-in for the remaining customers through December 31, 2001;
(5) a PX; and (6) an ISO to manage and control the transmission system and ensure system reliability.

The restructuring legislation authorizes California utilities to file cost-recovery plans to recover their generation-related transition costs from customers through a nonbypassable CTC included as part of rates. Transition costs will be recovered under rates established by the restructuring legislation by December 31, 2001, except as follows: (1) employee-related transition costs are recoverable through December 31, 2006; (2) transition costs associated with existing Qualifying Facility (QF) and power purchase contracts are recoverable over the duration of the contracts or any restructuring thereof; (3) nuclear decommissioning costs will continue to be recovered through a nonbypassable charge separate from the CTC until fully recovered; and (4) amounts related to certain CTC exemptions are recoverable through March 31, 2002.

The determination of the transition costs associated with utility-owned generation will be based on the aggregate of above-market values and below-market values of utility-owned generation assets. The legislation provides that the CPUC will determine the amount of utility-owned generation-related transition costs eligible for recovery, and once quantified, the amounts eligible may not be rescinded or altered by subsequent CPUC action. The restructuring legislation permits accelerated recovery of transition costs associated with PG&E-owned generation plants at a reduced return.
The reduced return is based on PG&E's weighted average cost of capital where the common equity component is set at 90 percent of the long-term cost of debt.

In order to provide utilities a reasonable opportunity to recover their transition costs, the legislation requires that retail electric rates be set at levels equal to those in effect as of June 10, 1996, except for the rate reduction discussed below, and remain at those levels until the earlier of March 31, 2002, or when transition costs have been fully recovered.

The restructuring legislation provides for a rate reduction for residential and small commercial customers (customers who have less than 20 kilowatts of peak demand) of at least 10 percent by 1998, compared to rates in effect on June 10, 1996. In order to achieve the 10 percent rate reduction, utilities are authorized to finance a portion of their transition costs with proceeds from the sale of "rate reduction bonds" issued by the California Infrastructure and Economic Development Bank.

The restructuring legislation also specifically provides for annual increases in base revenues (nonfuel-related costs) for PG&E, effective in 1997 and 1998, equal to the inflation rate for the prior year plus two percentage points, under the condition that such revenues be used for enhancing transmission and distribution system safety and reliability. Any such revenues not expended for such purposes shall be credited against subsequent safety and reliability revenue requirements in future years. The base revenue increases will not affect the overall electric rates for customers, which will be set based upon the legislation.

The impact of the restructuring legislation on the CPUC's restructuring decision and PG&E's various regulatory applications and proposals are discussed below.

In March 1996, PG&E filed an application with the CPUC seeking approval to modify the Diablo Settlement and freeze customer electric rates. As a result of the rate treatment mandated by the restructuring legislation and its specific reference to PG&E's restructuring rate settlement (discussed below), PG&E believes that the rate freeze portion of this application is superseded by the restructuring legislation. The Company has filed a cost-recovery plan with the CPUC to implement the provisions of the legislation with a rate freeze effective January 1, 1997. The CPUC has requested comments regarding the Company's filing. The Company expects a decision in December 1996. Although the restructuring legislation adopts the ratemaking methodology requested by the Diablo Settlement modification proposal, the specific rates to be adopted for Diablo Canyon are still subject to CPUC review. The requested ratemaking methodology in the proposed settlement modification would reduce the amount of Diablo Canyon transition costs compared to transition costs that would arise under existing Diablo Canyon prices, while recovering the Diablo Canyon investment and other above-market utility generation assets by no later than the end of 2001. PG&E would be at risk for completing recovery of PG&E's above-market utility generation-related investments, including its investment in Diablo Canyon by the end of 2001. PG&E's application would result in the termination of the Diablo Settlement by the end of 2001, at which time the price of Diablo Canyon generation would be determined by the market consistent with the goals of the restructuring legislation. Certain fixed or safety-related costs, such as decommissioning costs, would continue to be recovered in PG&E's base rates without reference to Diablo Canyon's performance.

In June 1996, PG&E entered into a restructuring rate settlement with several parties representing consumers, labor and independent electricity producers. This settlement endorses PG&E's Diablo Settlement modification proposal and certain principles governing restructuring of PG&E's electric business which will be reflected in PG&E's filings. In October 1996, PG&E submitted a cost recovery plan to the CPUC which incorporates PG&E's Diablo Settlement modification proposal and restructuring rate settlement.

The CPUC's Office of Ratepayer Advocates (ORA) issued its report and recommendations on PG&E's Diablo Settlement modification proposal in August 1996. In its report, the ORA recommends, among other things, various disallowances that would reduce the amount of costs that would be eligible for transition cost recovery. The ORA's report will be considered by the CPUC when it decides whether to approve PG&E's application. A proposed decision on PG&E's Diablo Settlement modification proposal is scheduled for February 1997, with a final decision expected in late March 1997.

In March 1996, PG&E filed comments with the CPUC indicating that it is willing to proceed with voluntary divestiture of at least 50 percent of its fossil-fueled generation assets, as long as CTC recovery is satisfactorily resolved. In October 1996, PG&E announced its plans to file with the CPUC for approval to sell four fossil-fueled power plants. The potential sale of these plants would comply with the CPUC restructuring directive that the state's utilities voluntarily divest at least 50 percent of their fossil-fueled power plants. PG&E expects to file its plan with the CPUC for the sale of these plants later this year and will seek to sign sales agreements with buyers before the end of 1997. Consistent with the restructuring legislation, for the first two years after any sale, buyers would be required to retain PG&E to operate and maintain the plants.

In October 1996, PG&E submitted an update to its August 1996 CTC application to reflect changes due to the restructuring legislation. In its CTC application, PG&E requests the flexibility to use available CTC-related revenues to recover eligible costs so as to minimize the potential for write-offs under the shortened CTC recovery period. In addition, PG&E proposes a new ratemaking process whereby costs that are currently recovered through the energy cost adjustment clause and the generation portion of the electric revenue adjustment mechanism be recovered through generation revenues, which include CTC cost recovery.

PG&E proposes that costs eligible for CTC recovery include: (1) sunk costs (costs that are fixed and unavoidable) associated with utility nonnuclear generating facilities incurred in the past and currently collected through rates, future costs, such as decommissioning, and costs associated with the sunk cost audit; (2) certain operating costs associated with transmission-constrained power plants; (3) sunk costs associated with Diablo Canyon; (4) above-market costs associated with QF and other power purchase agreements; (5) generation-related regulatory assets and obligations; (6) ISO, PX and direct access implementation costs and employee transition costs; and
(7) generation divestiture transaction costs. PG&E proposes to collect Diablo Canyon operating costs directly from non-CTC revenues. Nuclear decommissioning costs would be collected through a separate surcharge consistent with the restructuring legislation.

In August 1996, the CPUC conditionally approved a joint application by PG&E and the other two California investor-owned electric utilities which establishes two tax-exempt trusts for the purpose of overseeing the costs associated with the development of the ISO and PX. The development costs are estimated to range between $200 and $300 million and would be financed through bank loans to the trust supported by guarantees by PG&E and the other two utilities. PG&E would guarantee a maximum of $112.5 million of such costs. Under the restructuring legislation the funds derived from the financing are to be made available to the ISO and PX governing boards for use in developing those entities. These amounts will be repaid through future ISO tariffs and PX revenues or may be recovered as part of the CTC.

Consistent with the CPUC's restructuring decision, in July 1996, PG&E submitted an application proposing to establish a PBR mechanism for its hydroelectric and geothermal generating unit costs. The proposed mechanism consists of a base revenue amount that is indexed to account for inflation less a productivity offset and includes a shared earnings mechanism. Adjustments would be made to account for fuel costs, performance standards and extraordinary costs or savings. The hydroelectric and geothermal PBR would begin on January 1, 1998, and would terminate by the end of 2001, at which time all generation would be priced at market levels.

Financial Impact of the Electric Industry Restructuring:
-------------------------------------------------------
PG&E currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which allows PG&E to capitalize, as regulatory assets, certain costs that would otherwise have been expensed. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that regulatory assets be written off when they are no longer probable of recovery and that impairment losses be recorded for long-lived assets when related future cash flows are less than the current value of the asset.

As a result of applying the provisions of SFAS No. 71, PG&E had accumulated approximately $1.4 billion of regulatory assets attributable to electric generation at September 30, 1996. The net investment in Diablo Canyon and the remaining PG&E-owned generation assets, including an allocation of common plant, was approximately $4.6 billion and $2.8 billion, respectively, at September 30, 1996. The net present value of the above-market QF power purchase obligations is estimated to be $5.3 billion at January 1, 1998, at an assumed market price of $.025 per kilowatt-hour (kWh) beginning in 1997 and escalated at 3.2 percent per year. (The above amounts would vary depending on allocation methods used.)

Given the current regulatory environment, PG&E's transmission and distribution businesses are expected to remain under the provisions of SFAS No. 71.

PG&E believes the restructuring legislation establishes a definitive transition to market-based pricing for electric generation. The restructuring legislation includes a rate freeze through no later than March 31, 2002 (the end of the transition period), and cost-based recovery of transition costs, including generation-related regulatory assets. Transition costs eligible for recovery and the actual recovery mechanism must be approved by the CPUC. Approved transition costs will be recovered through a nonbypassable CTC charge from customers, including customers who choose an alternative provider of electric generation. Based on the restructuring legislation, PG&E believes it will continue to meet the requirements of SFAS No. 71 through the transition period. At the conclusion of the transition period, PG&E expects to discontinue the application of SFAS No. 71 for the electric generation portion of its business. Since PG&E anticipates it will have recovered its generation-related regulatory assets during the transition period, PG&E does not expect a material adverse impact on its financial position or results of operation from discontinuing the application of SFAS No. 71. PG&E's ability to recover its transition costs during the transition period will be dependent on several factors including, among other things, continued application of the regulatory framework established by the restructuring legislation, the amounts of transition costs approved, the market value of its generation plants, future sales levels, fuel and operating costs, the market price of electricity and the ratemaking methodology adopted for Diablo Canyon. Based on its current evaluation of these factors, PG&E believes its generation-related regulatory assets are probable of recovery and that its owned generation plants are not impaired. However, a change in these factors could affect the probability of recovery of these regulatory assets and the determination of plant impairment and could result in a material loss.

NOTE 3:  Natural Gas Matters
----------------------------
In August 1996, PG&E submitted to the CPUC for its approval a Gas Accord Settlement (the Accord). The Accord is the result of an extensive negotiation process that was initiated by PG&E in 1995. Parties to the Accord represent a broad coalition of customer groups and industry participants including advocates for residential, industrial and commercial customers, cogenerators, municipalities, producers and marketers. The Accord must be approved by the CPUC before it can be implemented.

The Accord would restructure PG&E's gas services and its role in the gas market and establish gas transmission rates for the period July 1997 through December 2002. Additionally, the Accord would resolve various regulatory issues including, among others, (1) PG&E's request for recovery of costs related to its capacity commitments with Transwestern Pipeline Company (Transwestern) through 1997; (2) the disallowance ordered by the CPUC in connection with PG&E's 1988 through 1990 gas reasonableness proceeding which is pending in separate CPUC matters; (3) recovery of certain capital costs associated with the PG&E portion of the PGT/PG&E Pipeline Expansion Project; and (4) recovery, through PG&E's Interstate Transition Cost Surcharge (ITCS), of costs relating to capacity commitments with El Paso Natural Gas Company and Pacific Gas Transmission Company (PGT) for capacity used to serve PG&E's customers. As a result of the agreed upon level of ITCS recovery, PG&E has increased its reserve for these costs in the third quarter of 1996.

The Accord contemplates that traditional reasonableness proceedings relating to PG&E's costs of gas procurement for its core gas customers will be replaced with a core procurement incentive mechanism (CPIM) for the period from June 1, 1994, through 1997. The CPIM would allow PG&E to recover its core gas costs under a performance incentive mechanism constructed around market-price benchmarks.

In October 1996, PG&E submitted to the CPUC, as a supplement to the Accord application, a revised CPIM, modeled after the pre-1998 CPIM, to cover gas procurement costs for the period 1998 to 2002. All costs associated with the purchase of core natural gas (including commodity costs and all pipeline demand charges except for a portion of Transwestern demand charges) would be included as a cost of gas under this revised mechanism. PG&E has provided reserves for a portion of Transwestern demand charges in the third quarter of 1996. Transwestern demand charges are $28 million per year for PG&E's 200 million cubic feet per day of capacity through 2007.

PG&E had previously provided reserves relating to the gas regulatory issues addressed by the Accord and recorded additional reserves of $182 million ($.26 per share) associated with gas capacity commitments and the Accord in the third quarter of 1996. PG&E believes the ultimate resolution of the cost recovery of its capacity commitments and the matters addressed by the Accord will not have a material adverse impact on its financial position or results of operations.

NOTE 4:  Diablo Canyon
----------------------
In May 1995, the CPUC approved a modification to the pricing provisions of the Diablo Settlement. Under the modification, the prices for power produced by Diablo Canyon for 1996 through 1999 are 10.5, 10.0, 9.5 and 9.0 cents per kWh, respectively, effective January 1. PG&E has the right to reduce the price below the amount specified. All other terms and conditions of the Diablo Settlement remain unchanged. Under the modified pricing, at full operating power each Diablo Canyon unit would contribute approximately $2.7 million in revenues per day in 1996.

As discussed in Note 2, in connection with the CPUC's electric industry restructuring decision, PG&E filed in March 1996 a proposal to amend the current Diablo Settlement.

NOTE 5:  Contingencies
----------------------

Nuclear Insurance:
-----------------
PG&E is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). Under these policies, if the nuclear generating facility of a member utility suffers a property damage loss or a business interruption loss due to a prolonged accidental outage, PG&E may be subject to maximum assessments of $28 million (property damage) and $8 million (business interruption), in each case per policy period, in the event losses exceed the resources of NML or NEIL.

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

The overall costs of the hazardous materials and hazardous waste compliance and remediation activities ultimately undertaken by the Company are difficult to estimate, and it is reasonably possible that a change in the estimate will occur in the near term due to uncertainty concerning the Company's responsibility, changing environmental laws and regulations, evolving technologies, the nature and extent of required remediation, the selection of compliance alternatives and the ultimate outcome of factual investigations. The Company had an accrued liability at September 30, 1996, of $169 million for hazardous waste remediation costs at those sites where such costs are probable and quantifiable. The costs may be as much as $386 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Company is responsible. This upper limit of the range of costs was estimated using assumptions less favorable to the Company, among a range of reasonably possible outcomes. Costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

The Company will seek recovery of prudently incurred hazardous waste compliance and remediation costs through ratemaking procedures approved by the CPUC, through insurance and through other recoveries from third parties. The Company had recorded a regulatory asset at September 30, 1996, of $139 million for recovery of these costs in future rates. While the Company has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize insurance or third-party recoveries in its financial statements until they are realized. The Company believes the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

Helms Pumped Storage Plant (Helms):
----------------------------------
Helms is a three-unit hydroelectric combined generating and pumped storage plant with a net investment of $711 million at September 30, 1996. The net investment is comprised of the pumped storage facility (including regulatory assets of $51 million), common plant and dedicated transmission plant. As part of the 1996 General Rate Case decision issued in December 1995, the CPUC directed PG&E to perform a cost effectiveness study of Helms. In July 1996, PG&E submitted its study, which concluded that the continued operation of Helms is cost-effective. PG&E recommended that the CPUC take no action as a result of the study but address Helms along with other generating plants in the context of electric industry restructuring.

PG&E is currently unable to predict whether there will be a change in rate recovery resulting from the study. As with its other hydroelectric generating plants, PG&E expects to seek recovery of its net investment in Helms through the proposed hydroelectric and geothermal PBR and CTC mechanisms (see Note 2). The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

Legal Matters:
-------------
In 1994, the City of Santa Cruz filed a class action suit in a state superior court (Court) against PG&E on behalf of itself and 106 other cities in PG&E's service area. The complaint alleges that PG&E has underpaid electric franchise fees to the cities by calculating fees at different rates from other cities.

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

Should the cities prevail on the issue of franchise fee calculation methodology, PG&E's annual systemwide city electric franchise fees could increase by approximately $17 million and damages for alleged underpayments for the years 1987 to 1995 could be as much as $131 million (exclusive of interest, estimated to be $37 million at September 30, 1996).

If the Court's January and March 1996 rulings become final, PG&E's annual systemwide city electric franchise fees for the remaining class member plaintiffs not subject to the Court's rulings could increase by approximately $5 million and damages for alleged underpayments for the years 1987 to 1995 could be as much as $35 million (exclusive of interest, estimated to be $10 million at September 30, 1996).

The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations.

NOTE 6:  Company Obligated Mandatorily Redeemable Preferred
Securities
---------------------------------------------------------------------
-
of Subsidiary Trust Holding Solely PG&E Subordinated Debentures:
---------------------------------------------------------------

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

Building on its expertise in the energy industry, the Company is also expanding its diversified operations, principally through its wholly owned subsidiary, PG&E Enterprises (Enterprises). Enterprises, through its subsidiaries and affiliates, develops, owns and operates electric and gas projects around the world. In addition, PGT recently completed its acquisition of a 389 mile natural gas transportation system in the Australian State of Queensland.

The following discussion includes forward-looking statements that involve a number of risks and uncertainties including but not limited to the electric and gas industry restructuring and related filings. When used in Management's Discussion and Analysis of consolidated results of operations and financial condition, the words "estimates," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Importantly, the ultimate impact of increased competition and the changing regulatory environment on future results is uncertain but is expected to cause fundamental changes in the way PG&E conducts its business and to make earnings more volatile. This outcome and other matters discussed below may cause future results to differ materially from historic results or from results or outcomes currently expected or sought by the Company.

Competition and Changing Regulatory Environment
-----------------------------------------------

Electric Industry Restructuring:
-------------------------------
The CPUC ordered a restructuring of California's electric industry through its restructuring decision issued in December 1995. The CPUC's goal is to provide a market structure that will reduce rates and allow California consumers to choose among competing suppliers of electricity. In accordance with the CPUC's restructuring decision, in 1996 PG&E has filed numerous regulatory applications and proposals, including a proposal to modify the Diablo Canyon Nuclear Power Plant (Diablo Canyon) rate case settlement as modified in 1995 (Diablo Settlement), a generation performance-based ratemaking (PBR) proposal, an unbundling proposal to separate PG&E's rates to reflect the different services provided, a competition transition charge
(CTC) recovery application, power exchange (PX) and independent system operator (ISO) applications, and generation divestiture and corporate restructuring comments. See Note 2 of Notes to Consolidated Financial Statements for further discussion of electric industry restructuring.

In September 1996, comprehensive legislation on electric industry restructuring (restructuring legislation) was signed into law. The legislation adopts the basic tenets of the CPUC's restructuring decision, including recovery of utilities' transition costs (costs which are above market and could not be recovered under market-based pricing). The restructuring legislation also builds on PG&E's earlier proposals, including its Diablo Settlement modification and customer electric rate freeze proposal filed in March 1996, and also provides guidance to the CPUC on a number of implementation issues. The restructuring legislation was supported by a broad coalition of interest groups and will require numerous regulatory filings or modifications to existing filings prior to its implementation. The restructuring legislation is described in greater detail in Note 2 of Notes to Consolidated Financial Statements.

The impact of the restructuring legislation on the CPUC's restructuring decision and PG&E's various regulatory applications and proposals are discussed below.

In March 1996, PG&E filed an application with the CPUC seeking approval to modify the Diablo Settlement and freeze customer electric rates. As a result of the rate treatment mandated by the restructuring legislation and its specific reference to PG&E's restructuring rate settlement (described below), PG&E believes that the rate freeze portion of this application is superseded by the restructuring legislation. The Company has filed a cost-recovery plan with the CPUC to implement the provisions of the legislation with a rate freeze effective January 1, 1997. The CPUC has requested comments regarding the Company's filing. The Company expects a decision in December 1996. Although the restructuring legislation adopts the ratemaking methodology requested by the Diablo Settlement modification proposal, the specific rates to be adopted for Diablo Canyon are still subject to CPUC review. The requested ratemaking methodology in the proposed settlement modification would reduce the amount of Diablo Canyon transition costs compared to transition costs that would arise under existing Diablo Canyon prices, while recovering the Diablo Canyon investment and other above-market utility generation assets by no later than the end of 2001. After 2001, the price of Diablo Canyon generation would be determined by the market consistent with the goals of the restructuring legislation. Certain fixed or safety-related costs, such as decommissioning costs, would continue to be recovered in PG&E's base rates without reference to Diablo Canyon's performance. A proposed decision is scheduled for February 1997, with a final decision expected in late March 1997.

Under the Diablo Settlement modification proposal, the current Diablo Canyon price would be replaced by a sunk cost revenue requirement and an Incremental Cost Incentive Price (ICIP). Diablo Canyon sunk costs include net plant, working capital and deferred assets, all net of deferred taxes. The sunk cost revenue requirement for Diablo Canyon, would include recovery of depreciation over a five-year period and a return on common equity of 6.77 percent. Under the ICIP, the variable costs and future capital additions would be recovered under a pre-set price per kilowatt-hour (kWh) of plant output based on an initial expectation of such costs and output.

Under the proposal, the 2016 termination date in the Diablo Settlement would be changed to December 31, 2001, and related abandonment payment provisions in the Diablo Settlement would be replaced with closure cost recovery provisions, under which PG&E would be entitled to recover a percentage of its annual operating and maintenance and administrative and general costs for a limited number of years following permanent plant closure. PG&E's continued recovery of the sunk cost revenue requirement would be subject to CPUC evaluation if Diablo Canyon is shut down for nine months or more prior to such time as transition costs are fully recovered. After such time as transition costs are fully recovered, there would be no restrictions on Diablo Canyon's operations, to which customers it could sell and at what prices, terms and conditions; however, 50 percent of any after-tax earnings available for common equity after such time would be allocated to ratepayers.

Under the proposal, PG&E would be at risk for completing recovery of its above-market utility generation-related investments, including its investment in Diablo Canyon, by the end of 2001. Due to the rate treatment mandated by the restructuring legislation, PG&E's proposal to modify the Diablo Settlement and accelerate recovery of utility generation-related investments (including Diablo Canyon) would not adversely affect PG&E's cash flow but would result in a significant reduction in annual earnings. If the revised return currently contemplated for Diablo Canyon had been adopted for 1995 and PG&E recovered no more than its actual costs under the performance-based ICIP, Diablo Canyon's earnings available for common stock would have been $115 million, as compared to $492 million. In addition, PG&E's recovery of revenue based on the performance-based ICIP will depend on the capacity factor and cost assumptions adopted by the CPUC in implementing PG&E's Diablo Canyon pricing proposal. To the extent that the actual capacity factor or expenses are different than those adopted by the CPUC in setting the ICIP, the Company's earnings would be impacted.

In June 1996, PG&E entered into a restructuring rate settlement with several parties representing consumers, labor and independent electricity producers. This settlement endorses PG&E's Diablo Settlement modification proposal and certain principles governing restructuring of PG&E's electric business which will be reflected in PG&E's filings. In October 1996, PG&E submitted a cost recovery plan to the CPUC which incorporates PG&E's Diablo Settlement modification proposal and restructuring rate settlement.

In October 1996, PG&E submitted an update to its August 1996 CTC application to reflect changes due to the restructuring legislation and present estimates of total transition costs. Estimates of transition costs are dependent on a number of assumptions. The most critical parameter is the market price for electricity over the transition period. Factors that could impact market prices include changes in gas prices, sales levels, changes in inflation rates, levels of new technology costs and the available supply of generation within the market. To provide a range of possible total transition costs, the estimates used market price assumptions of $.035, $.025 and $.015 per kWh, beginning in 1997 and escalated at 3.2 percent per year, resulting in total estimated transition costs of $8.4 billion, $11.4 billion and $14.1 billion, respectively (net present value at January 1, 1998).

In its CTC application, PG&E requests the flexibility to use available CTC-related revenues to recover eligible costs so as to minimize the potential for write-offs under the shortened CTC recovery period. In addition, PG&E proposes a new ratemaking process whereby costs that are currently recovered through the energy cost adjustment clause and the generation portion of the electric revenue adjustment mechanism be recovered through generation revenues, which include CTC cost recovery.

Under the restructuring legislation, PG&E would be at risk for completing recovery of most transition costs by the end of 2001. The restructuring legislation permits accelerated recovery of transition costs associated with PG&E-owned generation plants at a reduced return. The reduced return is based on PG&E's weighted average cost of capital where the common equity component is set at 90 percent of the long-term cost of debt.

Prior to adoption of the restructuring legislation, PG&E and the other two California investor-owned electric utilities filed joint ISO and PX applications with the FERC and the CPUC. These applications requested authorization to transfer operational control (but not ownership) of certain transmission facilities to the ISO and to sell electric energy at market-based rates using the PX. In October 1996, PG&E, the other two California utilities and two other parties filed with the FERC joint comments addressing how the restructuring legislation affects these applications.

In October 1996, the FERC approved a proposal from PG&E and the other two California utilities that delineates between local distribution facilities and transmission lines. The order marks the first federal approval of a portion of California's restructuring proposal. It also defines jurisdiction for the CPUC over local distribution and retail power customers. The FERC will have jurisdiction over the transmission lines defined in the three utilities' proposal.

PG&E will file its formal rate unbundling application with the CPUC by December 6, 1996. That application will include a proposal to separate total electric revenue requirements and the costs that underlie them into various components which reflect the different services provided. It is expected that the generation component will be comprised of, among other things, CTC and nuclear decommissioning. That application will also incorporate the FERC's resolution regarding the delineation between distribution facilities and transmission lines. The CPUC has also asked the utilities to provide in a separate December filing information relating to the component costs of hourly meters and billing and evaluations of alternative strategies for installation of hourly meters under direct access.

PG&E has filed comments with the CPUC on the feasibility, timing and consequences of a corporate restructuring to separate PG&E's operations and assets between the generation, transmission and distribution functions, indicating that, for the time being, it sees no obvious benefits from separating its generation, transmission and distribution functions into separate corporate subsidiaries. However, PG&E believes that it may be appropriate in the future to hold any generation it retains in a separate corporate entity.

In March 1996, PG&E filed comments with the CPUC indicating that it is willing to proceed with voluntary divestiture of at least 50 percent of its fossil-fueled generation assets, as long as CTC recovery is satisfactorily resolved. In October 1996, PG&E announced its plans to file with the CPUC for approval to sell four fossil-fueled power plants. The potential sale of these plants would comply with the CPUC restructuring directive that the state's utilities voluntarily divest at least 50 percent of their fossil-fueled power plants. PG&E expects to file its plan with the CPUC for the sale of these plants later this year and will seek to sign sales agreements with buyers before the end of 1997. Consistent with the restructuring legislation, for the first two years after any sale, buyers would be required to retain PG&E to operate and maintain the plants.

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

Financial Impact of the Electric Industry Restructuring:
-------------------------------------------------------
PG&E currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which allows PG&E to capitalize as regulatory assets costs that would otherwise have been expensed. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that regulatory assets be written off when they are no longer probable of recovery and that impairment losses be recorded for long-lived assets when related future cash flows are less than the current value of the asset.

As a result of applying the provisions of SFAS No. 71, PG&E had accumulated approximately $1.4 billion of regulatory assets attributable to electric generation at September 30, 1996. The net investment in Diablo Canyon and the remaining PG&E-owned generation assets, including an allocation of common plant, was approximately $4.6 billion and $2.8 billion, respectively, at September 30, 1996. The net present value of the above-market Qualifying Facility (QF) power purchase obligations is estimated to be $5.3 billion at January 1, 1998, at an assumed market price of $.025 per kWh beginning in 1997 and escalated at 3.2 percent per year. (The above amounts would vary depending on allocation methods used.)

Given the current regulatory environment, PG&E's transmission and distribution businesses are expected to remain under the provisions of SFAS No. 71.

PG&E believes the restructuring legislation establishes a definitive transition to market-based pricing for electric generation. The restructuring legislation includes a rate freeze through no later than March 31, 2002(the end of the transition period), and cost-based recovery of transition costs, including generation-related regulatory assets. Transition costs eligible for recovery and the actual recovery mechanism must be approved by the CPUC consistent with the criteria established by the restructuring legislation. Approved transition costs will be recovered through a nonbypassable CTC charge from customers, including customers who choose an alternative provider of electric generation. Based on the restructuring legislation, PG&E believes it will continue to meet the requirements of SFAS No. 71 through the transition period. At the conclusion of the transition period, PG&E expects to discontinue the application of SFAS No. 71 for the electric generation portion of its business. Since PG&E anticipates it will have recovered its generation-related regulatory assets during the transition period, PG&E does not expect a material adverse impact on its financial position or results of operation from discontinuing the application of SFAS No. 71. PG&E's ability to recover its transition costs during the transition period will be dependent on several factors including, among other things, continued application of the regulatory framework established by the restructuring legislation, the amounts of transition costs approved, the market value of its generation plants, future sales levels, fuel and operating costs, the market price of electricity and ratemaking methodology adopted for Diablo Canyon. Based on its current evaluation of these factors, PG&E believes its generation-related regulatory assets are probable of recovery and that its owned generation plants are not impaired. However, a change in these factors could affect the probability of recovery of these regulatory assets and the determination of plant impairment and could result in a material loss.

The Company cannot predict the ultimate outcome of the ongoing changes that are taking place in the electric utility industry.
However, the Company believes the end result will involve a fundamental change in the way it conducts business. These changes will impact financial operating trends, resulting in greater earnings volatility.



Gas Industry Restructuring:
--------------------------
PG&E is actively pursuing changes in the California gas industry in an effort to promote competition and increase options for all customers, as well as to position itself for success in the competitive marketplace. In August 1996, PG&E submitted to the CPUC for its approval a Gas Accord Settlement (the Accord), which would restructure PG&E's gas services and its role in the gas market and establish gas transmission rates for the period July 1997 through December 2002. The Accord must be approved by the CPUC before it can be implemented.

The Accord consists of three broad initiatives:
(1) The Accord separates, or "unbundles," PG&E's gas transmission and storage services from its distribution services and changes the terms of service and rate structure for gas transportation so that customers' rates more accurately reflect the cost of facilities used to serve them. Unbundling will offer customers the opportunity to select from a menu of services offered by PG&E and will enable them to pay only for the services they use. PG&E will operate the unbundled transmission system similar to an interstate pipeline. PG&E will be at risk for variations in revenues resulting from differences between actual and forecasted throughput. PG&E will also continue to provide distribution service, much as it does today.

(2) The Accord reduces PG&E's role in procuring gas supplies for core customers in order to increase opportunities for such customers to purchase gas from their supplier of choice. The Accord also establishes principles for continuing negotiations between PG&E and California gas producers for the mutual release of supply contracts and the sale of gas gathering facilities. PG&E will continue to procure gas as a regulated utility supplier for those customers that request it. PG&E has proposed that traditional reasonableness proceedings relating to its gas procurement costs be replaced by a core procurement incentive mechanism
(CPIM). Under the CPIM, PG&E would receive benefits or penalties depending on whether its actual core procurement costs were below or above a "tolerance band" constructed around market benchmarks. The CPIM proposal requests authorization to use derivative financial instruments to reduce the risk of gas price and foreign currency fluctuations.
Gains, losses and transaction costs associated with the use of derivative financial instruments would be included in the purchased gas account and the measurement against the benchmarks. The Accord contemplates that the CPIM be implemented for the period from June 1, 1994, through 1997, with a revised CPIM for 1998 through 2002.

(3) The Accord resolves PG&E's major outstanding gas regulatory issues including, among others, PG&E's recovery of certain capital costs associated with the PG&E portion of the PGT/PG&E Pipeline Expansion Project (PG&E Pipeline Expansion), recovery of costs related to PG&E's capacity commitments with Transwestern Pipeline Company (Transwestern) through 1997, the disallowance ordered by the CPUC in connection with PG&E's 1988 through 1990 gas reasonableness proceeding, and the Interstate Transition Cost Surcharge (ITCS) recovery of costs relating to capacity commitments with El Paso Natural Gas Company and PGT for capacity used to serve PG&E's customers. As a result of the agreed upon level of ITCS recovery, PG&E has increased its reserve for these costs in the third quarter of 1996. Under the Accord, PG&E would forgo recovery of 100 percent and 50 percent of the ITCS amounts allocated to its core and noncore customers, respectively. In addition, PG&E would agree to set rates for the PG&E Pipeline Expansion based on total capital costs which are lower than those actually incurred. With respect to Transwestern costs, the Accord provides that PG&E would not recover costs associated with Transwestern capacity originally subscribed to in order to serve core customers through the end of 1997. Also as part of the Accord, PG&E agrees to forgo recovery of the $90 million disallowance ordered in the 1988 through 1990 gas reasonableness proceeding, irrespective of the outcome of PG&E's pending lawsuit challenging that disallowance.

In October 1996, PG&E submitted to the CPUC, as a supplement to the Accord application, a revised CPIM, modeled after the pre-1998 CPIM, to cover gas procurement costs for the period 1998 to 2002. All costs associated with the purchase of core natural gas (including commodity costs and all pipeline demand charges except a portion of Transwestern demand charges) would be included as a cost of gas under this revised mechanism. PG&E has provided reserves for a portion of Transwestern demand charges in the third quarter of 1996. Transwestern demand charges are $28 million per year for PG&E's 200 million cubic feet per day of capacity through 2007.

PG&E had previously provided reserves relating to the gas regulatory issues addressed by the Accord and recorded additional reserves of $182 million ($.26 per share) associated with gas capacity commitments and the Accord in the third quarter of 1996. PG&E believes the ultimate resolution of the cost recovery of its capacity commitments and the matters addressed by the Accord will not have a material adverse impact on its financial position or results of operations.

Utility Revenue Matters:
-----------------------
In addition to electric industry restructuring (discussed above and in Note 2 of Notes to Consolidated Financial Statements) and the Gas Accord Settlement (discussed above and in Note 3 of Notes to Consolidated Financial Statements), there are other regulatory matters with respect to revenues and costs which will affect PG&E's rates in 1996 and beyond.

PG&E's 1996 General Rate Case (GRC) proceeding was held open to consider, among other things, a study to determine the cost effectiveness of the Helms Pumped Storage Facility (Helms). In July 1996, PG&E submitted its study, which concluded that the continued operation of Helms is cost effective. PG&E recommended that the CPUC take no action as a result of the study but address Helms along with other generating plants in the context of electric industry restructuring. PG&E is currently unable to predict whether there will be a change in rate recovery resulting from the study. As with its other hydroelectric generating plants, PG&E expects to seek recovery of its net investment in Helms through proposed hydroelectric and geothermal PBR and CTC mechanisms. The net investment in Helms at September 30, 1996, was $711 million, comprised of the pumped storage facility (including regulatory assets of $51 million), common plant and dedicated transmission plant.

In September 1996, legislation on electric industry restructuring was signed into law (see Electric Industry Restructuring above for further discussion). The restructuring legislation freezes electric rates for industrial, agricultural and large commercial customers at 1996 levels through March 31, 2002, and decreases electric rates for residential and small commercial customers by 10 percent in 1998. Revenue reductions caused by the rate decreases are expected to be achieved by financing a portion of PG&E's transition costs through rate reduction bonds.

The legislation also provides for annual increases in PG&E's 1997 and 1998 base revenues, equal to the inflation rate for the prior year plus two percentage points. The revenues will be used for enhancing transmission and distribution system reliability. Accordingly, in October 1996, PG&E filed an advice letter with the CPUC requesting to increase 1997 base revenues by $164 million.

The legislation provides the opportunity to offset revenue requirement decreases with the accelerated recovery of transition costs. In 1997, revenue requirement decreases would result from various pending applications PG&E has filed with the CPUC, including the 1997 Energy Cost Adjustment Clause (ECAC) application discussed below and the 1997 cost of capital application also discussed below. In March 1996, PG&E filed an application with the CPUC seeking approval to modify Diablo Canyon pricing and to accelerate recovery of transition costs. The proposed accelerated recovery would increase the 1997 Diablo Canyon revenue requirement by $401 million. This increase would be substantially offset by decreases in the Diablo Canyon revenues, resulting from the proposed modified pricing. The effect of the modified pricing is incorporated in the ECAC revenue requirement discussed below. (See Electric Industry Restructuring above for further discussion of PG&E's Diablo Canyon proposal.)

In October 1996, PG&E filed its updated 1997 ECAC application with the CPUC. The updated filing requests a revenue requirement decrease of approximately $718 million composed of an ECAC decrease of approximately $555 million, an annual energy rate decrease of approximately $13 million, an energy revenue adjustment mechanism (ERAM) decrease of approximately $147 million and a California alternative rates for energy decrease of approximately $3 million.

The CPUC's Office of Ratepayer Advocates (ORA) has recommended that the CPUC suspend implementation of ECAC rate reductions related to 1997 operations until March 31, 1997, on the assumption that this will allow the CPUC to complete its analysis of PG&E's Diablo Settlement modification proposal. The ORA also recommends that all ECAC overcollections accrued from January 1, 1997, until the CPUC issues a decision on the Diablo Settlement modification proposal be refunded to ratepayers at that time. The ORA recommends that any ECAC overcollection as of December 30, 1996, which the ORA estimates will be $88 million, be returned to ratepayers as a one-time refund.

In October 1996, a CPUC Administrative Law Judge issued a proposed decision adopting the joint recommendation of PG&E and other interested parties for the following 1997 cost of capital:

                                           Capital     Cost/       Weighted
                                           Ratio       Return     Cost/Return
                                           -------     ------     -----------
Common equity                              48.00%      11.60%        5.57%
Preferred stock and preferred securities    5.80%       7.04%         .41%
Long-term debt                             46.20%       7.52%        3.47%
                                                                  -----------
Total return on average utility rate base                            9.45%

If adopted, the joint recommendation would result in decreases of $5 million for the 1997 electric revenue requirement and $2 million for the 1997 gas revenue requirement effective January 1, 1997.

In October 1996, PG&E submitted an update to its August 1996 CTC application to conform to the restructuring legislation. In the application, PG&E proposes to supersede the ECAC and the generation portion of the ERAM with a CTC mechanism commencing in 1998. (See Electric Industry Restructuring for further discussion of the CTC application.)

Holding Company Structure:
-------------------------
The PG&E Board of Directors (Board) has authorized, and shareholders, the CPUC and the FERC have approved, and the NRC has conditionally approved a plan to restructure the corporate organization of PG&E and its subsidiaries. The result of the change in corporate structure will be to have PG&E become a separate subsidiary of a parent holding company (ParentCo) with the present holders of PG&E common stock becoming holders of ParentCo common stock. As part of the change in structure, it is contemplated that PG&E will transfer its ownership interests in its two principal subsidiaries, PGT and Enterprises, to ParentCo, so that PGT and Enterprises will become subsidiaries of ParentCo. The debt and preferred stock of PG&E would remain outstanding at the PG&E level and would not become obligations or securities of ParentCo.

PG&E intends to form the holding company on or about January 1, 1997, subject to Board approvals of certain matters.

Results of Operations
---------------------
The Company's revenues are derived from three types of operations: utility (excluding Diablo Canyon and including PGT), Diablo Canyon and diversified operations (principally Enterprises). The results of operations for these areas for the three- and nine-month periods ended September 30, 1996, and 1995, are reflected in the following table and discussed below.

THREE MONTHS ENDED
September 30                                                    Diablo      Diversified
(in millions, except per share amounts)            Utility      Canyon      Operations      Total
1996
Operating revenues                                 $ 1,999      $  494         $   29      $ 2,522
Operating expenses                                   1,773         188             36        1,997
                                                   -------      ------         ------      -------
Operating income (loss) before income taxes        $   226      $  306         $   (7)     $   525
                                                   =======      ======         ======      =======
Net income                                         $    75      $  158         $    1      $   234
                                                   =======      ======         ======      =======
Earnings per common share                          $  0.17      $ 0.38         $ 0.00      $  0.55
                                                   =======      ======         ======      =======
1995
Operating revenues                                 $ 2,082      $  530         $   26      $ 2,638
Operating expenses                                   1,613         204             39        1,856
                                                   -------      ------         ------      -------
Operating income (loss) before income taxes        $   469      $  326         $  (13)     $   782
                                                   =======      ======         ======      =======
Net income (loss)                                  $   211      $  168         $   (1)     $   378
                                                   =======      ======         ======      =======
Earnings per common share                          $  0.46      $ 0.39         $ 0.00      $  0.85
                                                   =======      ======         ======      =======
NINE MONTHS ENDED
September 30                                                    Diablo      Diversified
(in millions, except per share amounts)            Utility      Canyon      Operations      Total

1996
Operating revenues                                 $ 5,516      $1,306         $   87      $ 6,909
Operating expenses                                   4,813         604            106        5,523
                                                   -------      ------         ------      -------
Operating income (loss) before income taxes        $   703      $  702         $  (19)     $ 1,386
                                                   =======      ======         ======      =======
Net income                                         $   255      $  345         $    6      $   606
                                                   =======      ======         ======      =======
Earnings per common share                          $  0.57      $ 0.82         $ 0.02      $  1.41
                                                   =======      ======         ======      =======
Total assets at September 30                       $19,136      $5,504         $1,010      $25,650
                                                   =======      ======         ======      =======



1995
Operating revenues                                 $ 5,715      $1,539         $  141      $ 7,395
Operating expenses                                   4,324         578            181        5,083
                                                   -------      ------         ------      -------
Operating income (loss) before income taxes        $ 1,391      $  961         $  (40)     $ 2,312
                                                   =======      ======         ======      =======
Net income                                         $   614      $  490         $    8      $ 1,112
                                                   =======      ======         ======      =======
Earnings per common share                          $  1.35      $ 1.13         $ 0.02      $  2.50
                                                   =======      ======         ======      =======
Total assets at September 30                       $19,923      $5,795         $  991      $26,709
                                                   =======      ======         ======      =======

Earnings Per Common Share:
-------------------------
Utility earnings per common share for the three- and nine-month periods ended September 30, 1996, were lower than for the comparable periods in 1995, reflecting revenue reductions authorized in the 1996 GRC and other related rate proceedings. These reductions resulted from lower cost of capital, declining capital expenditures and reductions in authorized expense levels. Actual maintenance and other operating expenses for distribution and customer-related services increased in 1996 and exceeded levels authorized in the 1996 GRC. PG&E also recorded a charge of $.26 per common share for contingencies related to gas capacity commitments and the Accord. Additionally, the settlement of outstanding litigation decreased earnings for the nine-month period ended September 30,1996.

Diablo Canyon earnings per common share for the three- and nine-month periods ended September 30, 1996, were lower than for the comparable periods in 1995, due to a greater number of scheduled refueling days and unscheduled outages in 1996. In addition, Diablo Canyon earnings per common share for the current periods were reduced by a decline in the price per kWh as provided in the pricing provisions of the Diablo Settlement.

Common Stock Dividend:
---------------------
PG&E's common stock dividend is based on a number of financial considerations, including sustainability, financial flexibility and competitiveness with investment opportunities of similar risk. In October 1996, the Board declared a quarterly common stock dividend of $.30 per share, effective with the dividend payable on January 15, 1997, which corresponds to an annual dividend of $1.20 per common share. This represents a decrease from the previous annual dividend of $1.96 per share. The Company plans to use cash resulting from the decreased dividend payments to repurchase common stock, retire debt and more fully pursue new growth opportunities. The Company has established a dividend payout ratio objective (dividends declared divided by earnings available for common stock) of between 50 and 65 percent (based on earnings exclusive of nonrecurring adjustments).

Operating Revenues:
------------------
Operating revenues for the three- and nine-month periods ended September 30, 1996, decreased $119 million and $431 million, respectively, compared to the same periods in l995. The decrease in both electric and gas revenues was due to a decrease in authorized revenues as discussed above. Additionally, Diablo Canyon operating revenues decreased as a result of a decline in the price per kWh generated and a greater number of scheduled refueling days and unscheduled outages in 1996 compared to 1995.

Revenues from diversified operations decreased $54 million for the nine-month period ended September 30, 1996, compared to the same period in 1995, primarily due to Enterprises' sale of DALEN Corporation in June 1995.

Operating Expenses:
------------------
Operating expenses for the three- and nine-month periods ended September 30, 1996, increased $141 million and $440 million, respectively, compared to the same periods in 1995. The increases for the three- and nine-month periods ended September 30, 1996, are primarily due to increases in maintenance and other operating expenses for distribution and customer-related services and a charge of $182 million for contingencies related to gas transportation commitments and the Accord. (See Gas Industry Restructuring.) Additionally, expenses for the nine-month period ended September 30, 1996, increased due to the settlement of outstanding litigation and the termination of certain QF contracts.

Liquidity and Capital Resources
-------------------------------

Sources and Uses of Capital:
---------------------------
The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing. The Company's policy is to finance its assets with a capital structure that minimizes financing costs, maintains financial flexibility and complies with regulatory guidelines. This policy ensures that the Company can raise capital to meet its utility obligation to serve and its other investment objectives.

During the nine-month period ended September 30, 1996, PG&E issued $169 million of common stock, primarily through its Dividend Reinvestment Plan and Savings Fund Plan. PG&E repurchased $242 million of its common stock on the open market during the nine-month period ended September 30, 1996.

In May 1996, PG&E refinanced $988 million of variable and fixed interest rate pollution control revenue bonds with variable interest rate pollution control revenue bonds. In addition, the Company used its cash balances to reduce short-term borrowings by $830 million during the nine-month period ended September 30, 1996.

In July 1996, the Company completed its acquisition of Queensland State Gas Pipeline, a 389-mile natural gas transportation system in the Australian state of Queensland. The final purchase price was approximately $133 million, financed by cash and long-term debt.

Environmental Remediation:
-------------------------
The Company assesses, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation. At September 30, 1996, the Company had accrued $169 million for hazardous waste remediation costs at those sites where such costs are probable and quantifiable. The costs may be as much as $386 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Company is responsible. This upper limit of the range of costs was estimated using assumptions less favorable to the Company, among a range of reasonably possible outcomes. Costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change. The Company had recorded a regulatory asset at September 30, 1996, of $139 million for recovery of these costs in future rates. (See Note 5 of Notes to Consolidated Financial Statements.)

Legal Matters:
-------------
In the normal course of business, the Company is named as a party in a number of claims and lawsuits. Substantially all of these are litigated or settled with no material impact on either the Company's results of operations or financial position. Significant litigation cases are discussed in Note 5 of Notes to Consolidated Financial Statements.

                   PART II.  OTHER INFORMATION
                   ---------------------------

Item  5.  Other Information
          -----------------

A.  Helms Pumped Storage Plant

The Helms Pumped Storage Plant (Helms) became commercially operable in 1984, following delays due to a water conduit rupture in 1982 and various start-up problems related to the plant's generators. As a result of the damage caused by the rupture and the delay in the operational date, Pacific Gas and Electric Company (PG&E) incurred additional costs which were excluded from rate base and lost revenues during the period while the plant was under repair.

In October 1994, PG&E submitted for California Public Utilities Commission (CPUC) approval a settlement with the Division of Ratepayer Advocates (DRA) regarding the recovery of Helms costs not then in rate base (excluding costs related to the conduit rupture for which a reserve had already been established) and prior-year revenue requirements related to these costs. The settlement provides for recovery of approximately $98 million, which represents substantially all of the remaining net unrecovered costs and revenues. Under the settlement, PG&E agreed not to seek recovery of the costs associated with the water conduit rupture, estimated to be $72.4 million. PG&E had taken a charge against earnings for such costs in 1990.

On September 4, 1996, the CPUC issued a final decision adopting the settlement. The decision permits PG&E to recover approximately $98 million in Helms costs Because PG&E's current rate recovery already reflects the anticipated settlement, adoption of the settlement will have no impact on rates. On October 7, 1996, Toward Utility Rate Normalization (TURN), a consumer advocacy group, filed a motion for reconsideration of the CPUC's decision. The CPUC is not obligated to take any action on the motion. However, if the CPUC does not act on the motion within 60 days, TURN may consider the motion denied and pursue an appeal to the California Supreme Court.

B.  Ratios of Earnings to Fixed Charges and Ratios of Earnings to
    Combined Fixed Charges and Preferred Stock Dividends

PG&E's earnings to fixed charges ratio for the nine months ended September 30, 1996 was 2.90. PG&E's earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 1996 was 2.70. Statements setting forth the computation of the foregoing ratios are filed herewith as Exhibits 12.1 and 12.2 to Registration Statement Nos. 33-62488, 33-64136 and 33-50707.




Item  6.     Exhibits and Reports on Form 8-K
             --------------------------------
(a)  Exhibits:


     Exhibit 11    Computation of Earnings Per Common Share

     Exhibit 12.1  Computation of Ratios of Earnings to Fixed
                   Charges

     Exhibit 12.2  Computation of Ratios of Earnings to Combined
                   Fixed Charges and Preferred Stock Dividends

     Exhibit 27    Financial Data Schedule


(b) Reports on Form 8-K during the third quarter of 1996 and through the date hereof:

     1.  August 21, 1996
         Item 5.  Other Events
         A.  Gas Accord Settlement


     2.  September 9, 1996
         Item 5.  Other Events
         A.  Electric Industry Restructuring Legislation
         B.  CPUC Reform Legislation
         C.  California Public Utilities Commission Proceedings
             1.  Electric Industry Restructuring
                 a.  Diablo Canyon/Rate Freeze Application
                 b.  CTC Application
             2.  Cost of Capital

     3.  October 16, 1996
         Item 5.  Other Events
         A.  Performance Incentive Plan - Year-to-Date Financial
             Results
         B.  Common Stock Dividend Reduction










                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PACIFIC GAS AND ELECTRIC COMPANY




November 14, 1996
                               CHRISTOPHER P. JOHNS
                         By______________________________
                               CHRISTOPHER P. JOHNS
                               Vice President and Controller



                            EXHIBIT INDEX


Exhibit
Number                Exhibit
-------               ---------------------------------------


11                    Computation of Earnings Per Common Share

12.1                  Computation of Ratios of Earnings to Fixed Charges

12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27                    Financial Data Schedule