Form 10-Q
period 1997-09-30
PACIFIC GAS & ELECTRIC CO
filed 1997-11-14
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Common Stock Outstanding November 5, 1997:
PG&E Corporation                                  420,843,197 shares
Pacific Gas and Electric Company    Wholly owned by PG&E Corporation

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
TABLE OF CONTENTS

                                                                  PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         PG&E CORPORATION
            STATEMENT OF CONSOLIDATED INCOME........................1
            CONDENSED BALANCE SHEET.................................2
            STATEMENT OF CASH FLOWS ................................3
         PACIFIC GAS AND ELECTRIC COMPANY
            STATEMENT OF CONSOLIDATED INCOME........................4
            CONDENSED BALANCE SHEET.................................5
            STATEMENT OF CASH FLOWS.................................6
         NOTE 1:  GENERAL...........................................7
         NOTE 2:  ELECTRIC INDUSTRY RESTRUCTURING...................9
         NOTE 3:  NATURAL GAS MATTERS..............................13
         NOTE 4:  PG&E OBLIGATED MANDATORILY REDEEMABLE
                  PREFERRED SECURITIES OF TRUST HOLDING
                  SOLELY PG&E SUBORDINATED DEBENTURES..............13
         NOTE 5:  COMMITMENTS AND CONTINGENCIES....................14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................17

         COMPETITION AND CHANGING REGULATORY ENVIRONMENT...........18
         ELECTRIC INDUSTRY RESTRUCTURING...........................18
            Transition Cost Recovery...............................19
            Competitive Market Framework...........................22
            Accounting for the Effects of Regulation...............23
         GAS INDUSTRY RESTRUCTURING................................24
         ACQUISITIONS AND SALES....................................25
         YEAR 2000 COMPLIANCE......................................26
         RESULTS OF OPERATIONS.....................................27
            Common Stock Dividend..................................28
            Earnings Per Common Share..............................28
            Utility................................................28
            Other Lines of Business................................29
         LIQUIDITY AND CAPITAL RESOURCES
            Sources of Capital.....................................29
            Cost of Capital Application............................30
            1999 General Rate Case.................................30
            Environmental Matters..................................31
            Legal Matters..........................................31

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................32
ITEM 5.  OTHER INFORMATION.........................................38
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................38

SIGNATURE..........................................................40

PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
STATEMENT OF CONSOLIDATED INCOME
(in thousands, except per share amounts)
                                   Three months ended September 30,   Nine months ended September 30,
                                           1997            1996              1997            1996
                                       -----------     -----------       -----------     -----------
Operating Revenues
Electric and gas utility               $ 2,541,077     $ 2,439,789       $ 7,093,819     $ 6,664,249
Energy trading                           1,120,487           -             2,783,611           -
Other                                      401,353          82,063           633,887         245,037
                                       -----------     -----------       -----------     -----------
   Total operating revenues              4,062,917       2,521,852        10,511,317       6,909,286

Operating Expenses
Cost of electric energy                    917,849         749,023         2,086,863       1,746,809
Cost of gas                              1,272,809          62,186         3,239,849         317,474
Maintenance and other operating            488,838         604,788         1,508,561       1,586,320
Depreciation and decommissioning           472,578         309,715         1,397,381         916,044
Administrative and general                 208,199         201,634           578,481         727,775
Property and other taxes                    74,364          69,660           237,305         228,249
                                       -----------     -----------       -----------     -----------
   Total operating expenses              3,434,637       1,997,006         9,048,440       5,522,671
                                       -----------     -----------       -----------     -----------
Operating Income                           628,280         524,846         1,462,877       1,386,615

Interest income                             19,199          16,425            44,613          62,116
Interest expense                          (174,368)       (155,415)         (496,823)       (482,433)
Other income                                 9,424           4,728            93,790          16,067
Preferred dividend requirement and
  redemption premium                        (8,278)         (8,279)          (24,835)        (24,835)
                                       -----------     -----------       -----------     -----------
Pretax Income                              474,257         382,305         1,079,622         957,530

Income Taxes                               217,612         156,889           457,569         376,186
                                       -----------     -----------       -----------     -----------
Earnings Available for Common Stock    $   256,645     $   225,416       $   622,053     $   581,344
                                       ===========     ===========       ===========     ===========
Weighted Average Common Shares
Outstanding                                414,358         411,759           406,875         413,738

Earnings Per Common Share                    $ .62           $ .55            $ 1.53          $ 1.41

Dividends Declared Per Common Share          $ .30           $ .49             $ .90          $ 1.47

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.


PG&E CORPORATION
CONDENSED BALANCE SHEET (in thousands)
Balance at                                              September 30,              December 31,
                                                             1997                      1996
                                                        -------------             -------------
ASSETS
Plant in Service
Electric                                                $  25,424,757             $  24,757,479
Gas                                                         6,766,747                 6,558,413
Gas transmission                                            3,293,715                 1,579,693
                                                        -------------             -------------
   Total plant in service (at original cost)               35,485,219                32,895,585
Accumulated depreciation and decommissioning              (15,615,168)              (14,301,934)
                                                        -------------             -------------
   Net plant in service                                    19,870,051                18,593,651

Construction Work in Progress                                 483,171                   414,229

Other Noncurrent Assets
Nuclear decommissioning funds                                 982,275                   882,929
Investment in nonregulated projects                           730,821                   817,259
Other assets                                                  771,608                   134,271
                                                        -------------             -------------
   Total other noncurrent assets                            2,484,704                 1,834,459

Current Assets
Cash and cash equivalents                                     566,682                   143,402
Accounts receivable
   Customers, net                                           1,512,788                 1,151,844
   Regulatory balancing accounts                              581,652                   444,156
   Energy marketing                                           531,776                   387,342
Inventories and prepayments                                   693,005                   584,201
                                                        -------------             -------------
   Total current assets                                     3,885,903                 2,710,945

Deferred Charges
Income tax-related deferred charges                         1,003,350                 1,133,043
Other deferred charges                                      1,687,568                 1,550,789
                                                        -------------             -------------
   Total deferred charges                                   2,690,918                 2,683,832
                                                        -------------             -------------
TOTAL ASSETS                                            $  29,414,747             $  26,237,116
                                                        =============             =============

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity                                     $   9,021,261             $   8,363,301
Preferred stock without mandatory redemption provisions       390,591                   402,056
Preferred stock with mandatory redemption provisions          137,500                   137,500
Company obligated mandatorily redeemable preferred
   securities of trust holding solely PG&E subordinated
   debentures                                                 300,000                   300,000
Long-term debt                                              8,181,912                 7,770,067
                                                        -------------             -------------
   Total capitalization                                    18,031,264                16,972,924

Current Liabilities
Short-term borrowings                                       1,332,779                   680,900
Current portion of long-term debt                             643,592                   209,867
Accounts payable
   Trade creditors                                            694,934                   489,527
   Energy marketing                                           503,309                   388,369
   Other                                                      557,841                   548,157
Accrued taxes                                                 599,939                   310,271
Other                                                         840,180                   652,671
                                                        -------------             -------------
   Total current liabilities                                5,172,574                 3,279,762

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       3,896,010                 3,941,435
Deferred tax credits                                          350,387                   379,563
Other                                                       1,964,512                 1,663,432
                                                        -------------             -------------
 Total deferred credits and other noncurrent liabilities    6,210,909                 5,984,430

Commitments and Contingencies (Notes 2, 3, and 5)
                                                        -------------             -------------
TOTAL CAPITALIZATION AND LIABILITIES                    $  29,414,747             $  26,237,116
                                                        =============             =============

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
STATEMENT OF CASH FLOWS
(in thousands)
For the nine months ended September 30,                               1997              1996
                                                                  -----------       -----------
Cash Flows From Operating Activities
Net income                                                        $   622,053       $   581,344
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and decommissioning                                 1,397,381           916,044
   Amortization                                                        91,977            68,972
   Deferred income taxes and tax credits-net                         (196,295)         (160,766)
   Other deferred charges                                            (134,575)           58,917
   Other noncurrent liabilities                                       (78,981)          190,912
   Noncurrent balancing account liabilities and
      other deferred credits                                          342,965          (115,286)
   Gain on sale of International Generating Company, Ltd.            (120,000)            -
   Net effect of changes in operating assets
      and liabilities:
      Accounts receivable                                             (52,221)           55,863
      Regulatory balancing accounts receivable                          2,278           277,449
      Inventories                                                     (46,205)           22,408
      Accounts payable                                                (94,719)           48,679
      Accrued taxes                                                   320,520           164,417
      Other working capital                                           (73,444)          (39,562)
      Other-net                                                       179,113            79,684
                                                                  -----------       -----------
Net cash provided by operating activities                           2,159,847         2,149,075
                                                                  -----------       -----------

Cash Flows From Investing Activities
Capital expenditures                                               (1,181,153)         (833,974)
Investments in nonregulated projects                                 (165,140)         (141,364)
Acquisition of Teco Pipeline Company                                  (40,668)            -
Other-net                                                             153,379           (54,613)
                                                                  -----------       -----------
Net cash used by investing activities                              (1,233,582)       (1,029,951)
                                                                  -----------       -----------

Cash Flows From Financing Activities
Common stock issued                                                    39,981           168,596
Common stock repurchased                                             (704,587)         (242,414)
Long-term debt issued                                                 363,147         1,074,035
Long-term debt matured, redeemed, or repurchased-net                 (435,985)       (1,214,108)
Short-term debt issued (redeemed)-net                                 642,878          (829,947)
Dividends paid                                                       (388,515)         (634,499)
Other-net                                                             (19,904)          (13,602)
                                                                  -----------       -----------
Net cash used by financing activities                                (502,985)       (1,691,939)
                                                                  -----------       -----------
Net Change in Cash and Cash Equivalents                               423,280          (572,815)
Cash and Cash Equivalents at January 1                                143,402           734,295
                                                                  -----------       -----------
Cash and Cash Equivalents at September 30                         $   566,682       $   161,480
                                                                  ===========       ===========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                       $   372,479       $   359,696
      Income taxes                                                    351,666           419,503

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONSOLIDATED INCOME
(in thousands, except per share amounts)
                                    Three months ended September 30,   Nine months ended September 30,
                                           1997            1996              1997            1996
                                       -----------     -----------       -----------     -----------
Operating Revenues
Electric                               $ 2,161,460     $ 2,039,207       $ 5,759,854     $ 5,348,676
Gas                                        379,617         400,582         1,333,965       1,315,573
Other                                        -              82,063             -             245,037
                                       -----------     -----------       -----------     -----------
   Total operating revenues              2,541,077       2,521,852         7,093,819       6,909,286

Operating Expenses
Cost of electric energy                    730,030         749,023         1,837,206       1,746,809
Cost of gas                                 48,798          62,186           324,934         317,474
Maintenance and other operating            457,451         604,788         1,463,300       1,586,320
Depreciation and decommissioning           441,439         309,715         1,331,918         916,044
Administrative and general                 168,461         201,634           469,573         727,775
Property and other taxes                    69,195          69,660           225,674         228,249
                                       -----------     -----------       -----------     -----------
   Total operating expenses              1,915,374       1,997,006         5,652,605       5,522,671
                                       -----------     -----------       -----------     -----------
Operating Income                           625,703         524,846         1,441,214       1,386,615

Interest income                             15,023          16,425            36,540          62,116
Interest expense                          (146,301)       (155,415)         (437,134)       (482,433)
Other income                                 2,326           4,728             3,705          16,067
                                       -----------     -----------       -----------     -----------
Pretax Income                              496,751         390,584         1,044,325         982,365

Income Taxes                               219,665         156,889           464,772         376,186
                                       -----------     -----------       -----------     -----------
Net Income                                 277,086         233,695           579,553         606,179

Preferred dividend requirement and
redemption premium                          (8,278)         (8,279)          (24,835)        (24,835)
                                       -----------     -----------       -----------     -----------

Earnings Available for Common Stock    $   268,808     $   225,416       $   554,718     $   581,344
                                       ===========     ===========       ===========     ===========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.


PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEET (in thousands)
Balance at                                               September 30,             December 31,
                                                              1997                     1996
                                                         -------------            -------------
ASSETS
Plant in Service
Electric                                                 $  25,402,062            $  24,757,479
Gas                                                          6,753,127                8,138,106
                                                         -------------            -------------
   Total plant in service (at original cost)                32,155,189               32,895,585
Accumulated depreciation and decommissioning               (15,137,853)             (14,301,934)
                                                         -------------            -------------
   Net plant in service                                     17,017,336               18,593,651

Construction Work in Progress                                  466,736                  414,229

Other Noncurrent Assets
Nuclear decommissioning funds                                  982,275                  882,929
Investment in nonregulated projects                              -                      817,259
Other assets                                                    99,507                  134,271
                                                         -------------            -------------
   Total other noncurrent assets                             1,081,782                1,834,459

Current Assets
Cash and cash equivalents                                      452,038                  143,402
Accounts Receivable
   Customers, net                                            1,244,437                1,151,844
   Regulatory balancing accounts                               581,652                  444,156
   Energy marketing                                              -                      387,342
Inventories and prepayments                                    550,747                  584,201
                                                         -------------            -------------
   Total current assets                                      2,828,874                2,710,945

Deferred Charges
Income tax-related deferred charges                            977,763                1,133,043
Other deferred charges                                       1,522,779                1,550,789
                                                         -------------            -------------
   Total deferred charges                                    2,500,542                2,683,832
                                                         -------------            -------------
TOTAL ASSETS                                             $  23,895,270            $  26,237,116
                                                         =============            =============

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity                                      $   7,171,386            $   8,363,301
Preferred stock without mandatory redemption provisions        402,056                  402,056
Preferred stock with mandatory redemption provisions           137,500                  137,500
Company obligated mandatorily redeemable preferred
   securities of trust holding solely PG&E subordinated
   debentures                                                  300,000                  300,000
Long-term debt                                               6,877,238                7,770,067
                                                         -------------            -------------
   Total capitalization                                     14,888,180               16,972,924

Current Liabilities
Short-term borrowings                                          812,850                  680,900
Current portion of long-term debt                              427,030                  209,867
Accounts payable
   Trade creditors                                             421,731                  489,527
   Associated Companies                                        212,308                    -
   Energy marketing                                              -                      388,369
   Other                                                       546,329                  548,157
Accrued taxes                                                  628,069                  310,271
Other                                                          649,175                  652,671
                                                         -------------            -------------
   Total current liabilities                                 3,697,492                3,279,762

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                        3,204,341                3,941,435
Deferred tax credits                                           350,060                  379,563
Other                                                        1,755,197                1,663,432
                                                         -------------            -------------
   Total deferred credits and other noncurrent liabilities   5,309,598                5,984,430

Commitments and Contingencies (Notes 2, 3, and 5)
                                                         -------------            -------------
TOTAL CAPITALIZATION AND LIABILITIES                     $  23,895,270            $  26,237,116
                                                         =============            =============

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.


PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CASH FLOWS
(in thousands)
For the nine months ended September 30,                               1997              1996
                                                                  -----------       -----------
Cash Flows From Operating Activities
Net income                                                        $   579,553       $   606,179
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and decommissioning                                 1,331,918           916,044
   Amortization                                                        91,999            68,972
   Deferred income taxes and tax credits-net                         (220,464)         (160,766)
   Other deferred charges                                            (110,347)           58,917
   Other noncurrent liabilities                                       (56,245)          190,912
   Noncurrent balancing account liabilities and
      other deferred credits                                          298,397          (115,286)
   Net effect of changes in operating assets
      and liabilities:
      Accounts receivable                                            (163,376)           55,863
      Regulatory balancing accounts receivable                          2,278           277,449
      Inventories                                                     (17,676)           22,408
      Accounts payable                                               (116,155)           48,679
      Accrued taxes                                                   336,351           164,417
      Other working capital                                           (59,881)          (39,562)
      Other-net                                                        22,928            54,849
                                                                  -----------       -----------
Net cash provided by operating activities                           1,919,280         2,149,075
                                                                  -----------       -----------

Cash Flows From Investing Activities
Capital expenditures                                               (1,116,262)         (833,974)
Investments in nonregulated projects                                      -            (141,364)
Other-net                                                             (89,352)          (54,613)
                                                                  -----------       -----------
Net cash used by investing activities                              (1,205,614)       (1,029,951)
                                                                  -----------       -----------

Cash Flows From Financing Activities
Long-term debt issued                                                 354,923         1,074,035
Long-term debt matured, redeemed, or repurchased-net                 (333,582)       (1,214,108)
Short-term debt issued (redeemed)-net                                 131,950          (829,947)
Dividends paid                                                       (548,026)         (634,499)
Other-net                                                             (10,295)          (87,420)
                                                                  -----------       -----------
Net cash used by financing activities                                (405,030)       (1,691,939)
                                                                  -----------       -----------
Net Change in Cash and Cash Equivalents                               308,636          (572,815)
Cash and Cash Equivalents at January 1                                143,402           734,295
                                                                  -----------       -----------
Cash and Cash Equivalents at September 30                         $   452,038       $   161,480
                                                                  ===========       ===========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                       $   328,576       $   359,696
      Income taxes                                                    405,698           419,503

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


Basis of Presentation:
----------------------
This Quarterly Report on Form 10-Q is a combined report of PG&E Corporation and PG&E. PG&E Corporation's consolidated financial statements include the accounts of PG&E Corporation, PG&E, PG&E Gas Transmission Corporation including PGT, PG&E Energy Trading Corporation, PG&E Energy Services Corporation, and U.S. Generating Company (USGen), as well as the accounts of their wholly owned and controlled subsidiaries (collectively, the Corporation). PG&E's consolidated financial statements include the accounts of PG&E and its wholly owned and controlled subsidiaries. Because PGT and Enterprises were wholly owned and controlled subsidiaries of PG&E during 1996, they are included in PG&E's 1996 consolidated financial statements.

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


Acquisitions and Sales:
----------------------
In December 1996, the Corporation acquired Energy Source, a wholesale commodity marketing subsidiary (renamed PG&E Energy Trading Corporation), for approximately $23 million. PG&E Energy Trading Corporation has averaged $269 million in energy trading revenues associated with Energy Source's operations each month since January 1997. These revenues were primarily offset by a corresponding increase in the cost of gas.

   In January 1997, the Corporation acquired Teco Pipeline Company for approximately $380 million, consisting of $319 million of PG&E Corporation common stock and the purchase of a $61 million note.

   In April 1997, Bechtel Enterprises, Inc. (Bechtel) acquired Enterprises' interest in International Generating Company, Ltd., a joint venture between

Enterprises and Bechtel. The sale resulted in an after-tax gain of approximately $120 million.

   On July 31, 1997, the Corporation completed its acquisition of Valero Energy Corporation's (Valero) natural gas and natural gas liquids business. The outstanding shares of Valero common stock were converted into PG&E Corporation common stock for a total issuance of approximately 31 million shares equating to a purchase price of $752 million. Approximately $780 million in long-term debt was assumed. Valero's energy trading operations were combined with PG&E Energy Trading Corporation's operations, and its pipeline operations were combined into the PG&E Gas Transmission line of business. Valero energy trading operations have averaged $157 million in revenues and expenses each month since August 1997. Valero pipeline operations have averaged $173 million in revenues and expenses each month since August 1997.

   All of the above acquisitions were accounted for using the purchase method of accounting.

   In September 1997, the Corporation became the sole owner of two partnerships previously jointly owned by the Corporation and Bechtel. The partnerships, USGen, an independent power developer, and U.S. Operating Services Company, USGen's operations and maintenance affiliate, were acquired through the redemption by such partnerships of Bechtel's interests therein. Subject to regulatory approval, the Corporation will become the sole owner of a power marketer, USGen Power Services, LP (USGenPS), another partnership jointly owned by the Corporation and Bechtel, through USGenPS' redemption of Bechtel's interest therein. In addition, the Corporation purchased all or part of Bechtel's interest in certain independent power projects that are affiliated with USGen. Additional project interests will be acquired following regulatory approvals.

   In September 1997, the California Public Utilities Commission (CPUC) approved PG&E's proposed auction process for the sale of three of its California fossil-fueled power plants (Morro Bay Power Plant, Moss Landing Power Plant, and Oakland Power Plant). These three plants have a combined capacity of 2,645 megawatts (MW) and an estimated book value of approximately $380 million. The auction process for these plants began in September 1997. During the initial stage of the auction, non-binding indications of interest from potential bidders were submitted. A selected group of these bidders were then invited to submit binding offers by November 14, 1997. It is anticipated that PG&E will enter into a sales agreement with the final bidder by the end of 1997. Additionally, the sales are subject to CPUC approval.
   As previously announced, PG&E intends to file its plan with the CPUC late this year for the sale of four more of its California fossil-fueled power plants (Potrero Power Plant, Contra Costa Power Plant, Pittsburg Power Plant, and Hunters Point Power Plant) and its geothermal facility located in Lake and Sonoma Counties. PG&E will seek to sign sales agreements with buyers by the end of 1998. These five plants have a combined generating capacity of 4,718 MW and an estimated book value of approximately $760 million.
   PG&E has proposed that any loss incurred on the sale of the eight plants would be recovered as a transition cost. Likewise, any gain on the sale would offset other transition costs. Accordingly, PG&E does not expect any adverse impact on its results of operations from the sale of these plants.
   Together, the eight power plants represent 98 percent of PG&E's fossil-fueled and geothermal generating capacity. They generate approximately 22 percent of PG&E's total electric sales volume.

   In August 1997, the Corporation announced that USGen (through a special purpose entity wholly owned by PG&E Corporation) had agreed to acquire a portfolio of non-nuclear electric generating assets and power supply contracts from the New England Electric System (NEES) for approximately $1.59 billion, plus $85 million to cover NEES employees' early retirement and severance costs. Including fuel and other inventories and transaction costs, financing requirements are expected to total approximately $1.75 billion. The assets to be acquired contain a mix of hydro, coal, oil, and gas generation facilities. The assets are the second largest non-nuclear electric generation portfolio in New England, comprising approximately 17 percent of New England's total installed generating capacity. The acquisition of these assets is expected to be completed in 1998 and is subject to the approval of the Federal Energy Regulatory Commission and state regulators, among other conditions.


Accounting for Derivative Instruments:
--------------------------------------
The Corporation engages in price risk management activities for both trading and non-trading purposes. The Corporation conducts trading activities through its gas and power marketing subsidiaries using a variety of financial instruments. These instruments include forward contracts involving the physical delivery of an energy commodity, swap agreements, futures, options, and other contractual arrangements. Additionally, the Corporation engages in non-trading activities using futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices, interest rates, and foreign currencies.

   The Corporation's net open position and gains and losses associated with price risk management activities during year-to-date 1997 were immaterial.



NOTE 2: ELECTRIC INDUSTRY RESTRUCTURING

In 1995, the CPUC issued a decision that provides a plan to restructure California's electric utility industry. The decision acknowledges that much of utilities' current costs and commitments result from past CPUC decisions and that, in a competitive generation market, utilities would not recover some of these costs through market-based revenues. To assure the continued financial integrity of California utilities, the CPUC authorized recovery of these above-market costs, called "transition costs." Transition cost recovery and the related financial impacts are discussed in the Transition Cost Recovery and Accounting for the Effects of Regulations sections of this note.

   In 1996, the California legislature passed Assembly Bill 1890 (restructuring legislation) which adopts the basic tenets of the CPUC's restructuring decision, including recovery of transition costs. The restructuring legislation freezes, at 1996 levels, all electric customer rates. In addition, electric rates for residential and small commercial customers will be reduced by 10 percent on January 1, 1998, and will continue to be frozen at the reduced level. The rate freeze will continue until the earlier of March 31, 2002, or until PG&E has recovered its authorized transition costs (the transition period). The restructuring legislation also provides for the accelerated recovery of transition costs associated with owned electric generation facilities and establishes the operating framework for a competitive electric generation market.

   To achieve the 10 percent electric rate reduction for residential and small commercial customers, the restructuring legislation authorizes the utilities to finance a portion of their transition costs through the issuance of "rate reduction bonds." The rate reduction bonds would be issued by a trust established by the California Infrastructure and Economic Development Bank (Bank). The term of the bonds will extend beyond the transition period. Also, the interest cost of the bonds is expected to be lower than PG&E's current weighted-average cost of capital. The combination of the longer term and the reduced interest cost is expected to lower the amount paid by residential and small commercial customers each year during the transition period, thereby achieving the 10 percent reduction in rates. PG&E intends that the rate reduction bonds will be issued before the end of 1997.

   In September 1997, the CPUC approved PG&E's application to issue the bonds. A consumer group's petition for rehearing of the decision was denied by the CPUC on October 22, 1997, although the consumer group has indicated it plans to take further legal action. Further, on November 10, 1997, the Bank approved the terms and conditions of the bonds. However, before issuance, the registration statement filed with the Securities and Exchange Commission (SEC), with respect to the bonds, must be declared effective by the SEC.

   PG&E currently expects that approximately $3.0 billion of rate reduction bonds will be issued. The actual amount issued will depend on a variety of factors, including the market interest rate on the bonds, the credit rating of the bonds, and whether the bond issuance is delayed beyond January 1, 1998. Finally, the CPUC has authorized PG&E to file a revised application for approval of an alternative method of recovering the reduced revenues resulting from the 10 percent rate reduction, if for any reason, the bonds are not issued.


Transition Cost Recovery:
------------------------
The restructuring legislation authorizes the CPUC to determine the costs eligible for recovery as transition costs. Costs eligible for transition cost recovery include: (1) above-market sunk costs (costs associated with utility generating facilities that are fixed and unavoidable and currently collected through rates) and future costs, such as costs related to plant removal, (2) costs associated with long-term contracts to purchase power at above-market prices from Qualifying Facilities (QF) and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods and allowed to be included in rates in subsequent periods.)

   The amount of transition costs will be based on, among other things, the aggregate of above-market and below-market values of utility-owned generation assets and obligations. PG&E cannot determine the exact amount of above-market sunk costs that will be recoverable as transition costs until a market valuation process (appraisal or sale) is completed for each generation facility. This process will be completed by December 31, 2001. At September 30, 1997, PG&E's net investment in Diablo Canyon Nuclear Power Plant (Diablo Canyon) and non-nuclear generation facilities was $3.9 billion and $2.7 billion, respectively. The above-market portion of these assets is eligible for recovery as transition costs. The net present value of above-market QF power purchase obligations is estimated to be $5.3 billion at January 1, 1998, at an assumed market price of $0.025 per kilowatt-hour
(kWh) beginning in 1997 and escalating at 3.2 percent per year. In addition, as of September 30, 1997, PG&E has accumulated approximately $1.8 billion of generation-related net regulatory assets and obligations which are eligible for collection from distribution customers through a competition transition charge (CTC) and which are probable of recovery.

   Under the restructuring legislation, most transition costs must be recovered by March 31, 2002, under an accelerated recovery mechanism. However, the restructuring legislation authorizes recovery of certain transition costs after that time. These costs include: (1) certain employee-related transition costs, (2) payments under existing QF and power purchase contracts, and (3) unrecovered implementation costs. In addition, transition costs financed by the issuance of rate reduction bonds are expected to be recovered over the term of the bonds. Excluding these exceptions, any transition costs not recovered during the transition period would be absorbed by PG&E. Nuclear decommissioning costs, which are not considered transition costs, will be recovered through a CPUC-authorized charge. During the transition period, this charge will be incorporated into the frozen electric rates.

   In compliance with the CPUC's restructuring decision and the restructuring legislation, PG&E has filed numerous regulatory applications and proposals that detail its plan to recover transition costs. PG&E's transition cost recovery plan includes: (1) separation or unbundling of its previously approved cost-of-service revenues for its electric operations into distribution, transmission, public purpose programs, and generation,
(2) development of a ratemaking mechanism to track and match revenues and cost recovery during the transition period, and (3) recovery of most transition costs during the transition period. Under PG&E's transition cost recovery plan, PG&E would receive a reduced return on common equity for transition costs related to generation facilities for which recovery is accelerated during the transition period. The lower return reflects the reduced risk associated with the shorter amortization period and increased certainty of recovery.

   In conjunction with PG&E's transition cost recovery plan as relating to Diablo Canyon, the CPUC authorized PG&E to: (1) recover certain ongoing costs and capital additions through an established Incremental Cost Incentive Price (ICIP) per kWh generated by the facility, and (2) accelerate recovery of PG&E's investment in Diablo Canyon from a twenty-year period ending in 2016 to a five-year period ending in 2001. During the accelerated recovery period, Diablo Canyon is expected to earn a reduced rate of return on common equity equal to 90 percent of PG&E's embedded cost of long-term debt. PG&E's authorized cost of long-term debt is 7.52 percent in 1997.

   The CPUC has not clarified Diablo Canyon's "must-take" status during the transition period, although language supporting must-take status is contained within the CPUC's 1995 restructuring decision. Without must-take status, Diablo Canyon generation may be significantly reduced during the transition period, which would reduce recovery of ICIP-related costs. In 1997, the CPUC authorized $515 million in ICIP revenues based upon the established ICIP and an 83.6 percent capacity factor. In addition, a consumer group also has filed a rehearing request, asking the CPUC to order a full prudence hearing on all the Diablo Canyon sunk costs before permitting any of the costs to be recovered. PG&E expects the CPUC to act on the rehearing requests by the end of the year.

   In consideration of the CPUC's authorization of Diablo Canyon's recovery, the restructuring legislation, the CPUC's restructuring decision, and existing PG&E applications and proposals which would take effect in 1997, PG&E is depreciating Diablo Canyon over a five-year period ending in 2001. This five-year depreciation is consistent with PG&E's transition cost recovery plan which provides sunk cost revenues over the same period. The change in depreciable life increased Diablo Canyon's depreciation expense for the first nine months of the year by $436 million, for an after-tax reduction to earnings per share of $.64.

   In September 1997, the CPUC adopted a decision addressing transition cost recovery for capital additions to PG&E's non-nuclear generating facilities. The decision allows PG&E to recover costs of capital additions made in 1996 and 1997 based upon an after-the-fact reasonableness review. All capital additions found reasonable by the CPUC through this process will be recoverable as transition costs. PG&E does not believe that the CPUC's decision will materially impact PG&E's ability to recover in rates capital additions made during 1996 and 1997.

   PG&E's ability to recover its transition costs during the transition period will be dependent on several factors. These factors include: (1) the continued application of the regulatory framework established by the restructuring legislation, (2) the amount of transition costs approved by the CPUC, (3) the market value of PG&E's generation plants, (4) future sales levels, (5) future fuel and operating costs, (6) the extent to which authorized revenues to recover distribution costs are increased or decreased, (7) the market price of electricity, and (8) the successful financing of the 10 percent rate reduction mandated by the restructuring legislation. Given its current evaluation of these factors, PG&E believes it will recover its transition costs and its utility-owned generation plants are not impaired. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material loss.

   During 1997, differences between authorized and actual base revenues (revenues to recover PG&E's non-energy costs and return on investment) and differences between the actual electric energy costs and the revenue designated for recovery of such costs are being deferred in balancing accounts. Any residual balance in these accounts will be available to use for recovery of transition costs. The residual balance in these accounts at September 30, 1997, was $12 million. Amounts recorded in balancing accounts will be subject to a reasonableness review by the CPUC.


Accounting for the Effects of Regulation:
----------------------------------------
PG&E accounts for the financial effect of regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement allows PG&E to record certain regulatory assets and liabilities which would be included in future rates and would not be recorded under generally accepted accounting principles for nonregulated entities. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires PG&E to write off regulatory assets when they are no longer probable of recovery. SFAS No. 121 also requires PG&E to record impairment losses for long-lived assets when related future cash flows are less than the carrying value of the assets.

   In August 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF 97-4) which provided authoritative guidance on the applicability of SFAS No. 71 during PG&E's transition period. The EITF requires PG&E to discontinue the application of SFAS No. 71 for the generation portion of its operations as of July 24, 1997, the effective date of EITF 97-4. The discontinuation of application of SFAS No. 71 did not have a material effect on PG&E's financial statements because EITF 97-4 requires that regulatory assets and liabilities (both those in existence today and those created under the terms of the transition plan) be allocated to the portion of the business from which the source of the regulated cash flows are derived. PG&E has accumulated approximately $1.8 billion of generation-related regulatory assets which are eligible for collection from distribution customers through a CTC and which are probable of recovery. Substantially all regulatory assets are reflected on PG&E's and PG&E Corporation's balance sheets in deferred charges and regulatory balancing accounts. In addition, above-market generation-related sunk costs, which will be determined as part of the market valuation process discussed above, also will be eligible for collection through the CTC imposed on distribution customers. At September 30, 1997, PG&E's net investment in generation facilities, including Diablo Canyon, was $6.6 billion and was included in electric plant in service on PG&E's and PG&E Corporation's balance sheets.

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

   PG&E believes that the restructuring legislation establishes a definitive transition to the market-based pricing for electric generation that includes recovery of the transition costs through a nonbypassable CTC. At the conclusion of the transition period, PG&E believes it will be at risk to recover its generation costs through market-based revenues.



NOTE 3: NATURAL GAS MATTERS

In August 1997, the CPUC unanimously adopted a final decision approving the Gas Accord Settlement (Accord), which was submitted in 1996 for CPUC approval. The Accord will increase the opportunity for residential customers to choose the gas supplier of their choice, establish gas transmission rates for the period from the implementation of the Accord (expected to be March 1, 1998) through December 2002, establish an incentive mechanism to measure the reasonableness of PG&E's gas purchases for residential and small commercial customers, and offer more transportation services and choices to natural gas customers. The Accord also will resolve numerous major regulatory gas proceedings in which PG&E and many other parties are involved.
   In addition, the final decision accepts the Accord's proposal to set rates for Line 401 (the California segment of the PG&E/PGT pipeline) based on total capital costs of $736 million. The decision also adopts a discounting rule. Under this discounting rule, whenever PG&E offers a shipper a discount on its Line 400/401 (its pipelines which access Canadian suppliers), PG&E is required to contemporaneously offer a commensurate discount to all shippers for similiar services on its Line 300 (its pipeline which accesses Southwestern suppliers) and its California Gas Production Path. The final decision approves the Accord's proposal that PG&E forgo recovery of 100 percent and 50 percent of the Interstate Transition Cost Surcharge amounts allocated for collection from its residential and small commercial customers and industrial and larger commercial customers, respectively. Finally, the decision states that the CPUC's intention to implement the rates and other provisions of the Accord throughout the Accord period is subject to the CPUC's policy goals and the CPUC's decisions reached in the CPUC's natural gas industry strategic plan to produce a more competitive gas market.
   As of September 30, 1997, approximately $498 million had been reserved relating to these gas regulatory issues and capacity commitments. As a result, the Corporation believes that the decision will not have a material adverse impact on its or PG&E's financial position or results of operations.



NOTE 4: PG&E OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY PG&E SUBORDINATED DEBENTURES

PG&E, through its wholly owned subsidiary, PG&E Capital I (Trust), has outstanding 12 million shares of 7.90 percent cumulative quarterly income preferred securities (QUIPS), with an aggregate liquidation value of $300 million. Concurrent with the issuance of the QUIPS, the Trust issued to PG&E 371,135 shares of common securities with an aggregate liquidation value of approximately $9 million. The only assets of the Trust are deferrable interest subordinated debentures issued by PG&E with a face value of approximately $309 million, an interest rate of 7.90 percent, and a maturity date of 2025.



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

   The cost of the hazardous substance remediation ultimately undertaken by PG&E is difficult to estimate. It is reasonably possible that a change in the estimate will occur in the near term due to uncertainty concerning PG&E's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. PG&E had an accrued liability at September 30, 1997, of $220 million for hazardous waste remediation costs at those sites, including fossil-fueled power plants. Environmental remediation at identified sites may be as much as $475 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which PG&E is responsible. This upper limit of the range of costs was estimated using assumptions least favorable to PG&E, based upon a range of reasonably possible outcomes. Costs may be higher if PG&E is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

   PG&E will seek recovery of prudently incurred hazardous substance remediation costs through ratemaking procedures approved by the CPUC. PG&E has recorded regulatory assets at September 30, 1997, of $170 million for recovery of these costs in future rates. Additionally, PG&E will seek recovery of costs from insurance carriers and from other third parties as appropriate. The Corporation believes the ultimate outcome of these matters will not have a material adverse impact on its or PG&E's financial position or results of operations.


Helms Pumped Storage Plant (Helms):
----------------------------------
Helms is a three-unit hydroelectric combined generating and pumped storage plant. At September 30, 1997, PG&E's net investment was $693 million.
This net investment is comprised of the pumped storage facility (including regulatory assets of $50 million), common plant, and dedicated transmission plant. As part of the 1996 General Rate Case decision in December 1995, the CPUC directed PG&E to perform a cost-effectiveness study of Helms. In July 1996, PG&E submitted its study, which concluded that the continued operation of Helms is cost effective. PG&E recommended that the CPUC take no action and address Helms along with other generating plants in the context of electric industry restructuring.

   PG&E is currently unable to predict whether there will be a change in rate recovery resulting from the study. As with its other hydroelectric generating plants, PG&E expects to seek recovery of its net investment in Helms through either performance-based ratemaking or cost of service ratemaking and through transition cost recovery. The Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its or PG&E's financial position or results of operations.


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

   In September 1995, the Court certified the class of 107 cities in this suit and approved the City of Santa Cruz as the class representative. In January and March 1996, the Court made two rulings against certain cities effectively eliminating a major portion of the suit. On September 8, 1997, the Court of Appeal denied the plaintiff cities' appeal of these rulings. As no further appeal was taken, the January and March 1996 rulings have become final. The Court has set a status conference for December 1997 with regard to the remaining claims.

   PG&E's annual systemwide city electric franchise fees for the remaining class member cities not subject to the January and March 1996 final rulings could increase by approximately $5 million and damages for alleged underpayments for the years 1987 to 1996 could be as much as $40 million (exclusive of interest, estimated to be $12 million at September 30, 1997).

   The Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its or PG&E's financial position or results of operations.


Chromium Litigation:

In 1994 through 1997, several civil complaints were filed against PG&E on behalf of approximately 3,000 individuals. The complaints seek an unspecified amount of compensatory and punitive damages for alleged personal injuries and, in some cases, property damage, resulting from alleged exposure to chromium in the vicinity of PG&E's gas compressor stations at Hinkley, Kettleman, and Topock.

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


Texas Franchise Fee Litigation:

In connection with PG&E Corporation's acquisition of Valero, now known as PG&E Gas Transmission, Texas Corporation (GTT), GTT succeeded to the litigation described below.

   Valero and Southern Union Company (Southern Union) are defendants in a lawsuit brought by the City of Edinburg, Texas (City) in 1995, regarding certain ordinances of the City that granted franchises to Rio Grande Valley Gas Company (RGV) (a division of Southern Union) and its predecessors, allowing RGV to sell and distribute natural gas within the City. RGV was formerly owned by Valero. The City alleges that the defendants used RGV's facilities to sell or transport natural gas in Edinburg in violation of the ordinances and franchises granted by the City, and that RGV has not fully paid all franchise fees due the City. The City also alleges that the defendants used the public property of the City without compensating the City for such use and contends that Valero must agree to a franchise or face removal by injunction. The lawsuit seeks actual damages stated to be in excess of $15 million, unspecified punitive monetary damages, and injunctive relief against Valero and Southern Union. The City of Edinburg lawsuit is scheduled for trial on June 15, 1998.

   In April 1997, the City of Mercedes (Mercedes) filed a lawsuit which is currently pending against Reata Industrial Gas Company (now known as Valero Gas Marketing Company) and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P., a subsidiary of GTT) (defendants). On September 4, 1997, Mercedes amended its petition to include class action claims and requested to be named as class representative for a statewide class consisting of all Texas municipal corporations, municipalities, towns, and villages (excluding certain cities which filed separate actions), in which any of the defendants have sold or supplied gas, or used public rights-of-way to transport gas.

   Mercedes asserts that the defendants, both of which do not own any pipelines, have operated as "ghost pipelines" that have "used" public property without consent or franchise from the cities in which the defendants have sold gas. Mercedes has requested a damage award, but has not specified an amount.

   Valero, PG&E Gas Transmission Teco, Inc. and its subsidiaries, and PG&E Energy Trading Corporation, are also now defendants in a class action lawsuit brought by the Texas cities of San Benito, Primera, and Port Isabel. These cities serve as class representatives for a class consisting of every incorporated municipality in Texas (excluding certain cities which filed separate actions) where any of the defendants engaged in business activities related to natural gas or natural gas liquids. Plaintiffs allege, among other things, that (1) the defendants that own or operate pipelines (as merchants or transporters) have occupied city property and conducted pipeline operations without the cities' consent and without compensating the cities for use of the cities' properties, and (2) the defendants that are gas marketers have failed to pay the cities for using pipelines located in the cities to flow gas under city streets to gas customers. Plaintiffs also allege various tort and statutory claims against defendants for failure to secure the cities' consent. Damages are not quantified.

   In addition to the litigation involving the City of Edinburg, the City of Mercedes, and the cities of San Benito, Primera, and Port Isabel, there are four lawsuits involving claims of a similar nature. Damages are not quantified in any of these additional cases.

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

   PG&E Corporation's consolidated financial statements include the accounts of PG&E Corporation and the following five business lines (collectively, the Corporation):
- Utility (consisting of PG&E)
- PG&E Gas Transmission
- PG&E Energy Trading
- PG&E Energy Services
- U.S. Generating Company (USGen)

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

   The following discussion of consolidated results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include discussion of the anticipated financial impacts of gas and electric industry restructuring. Words such as "estimates," "expects," "anticipates," "plans," "believes," and similar expressions identify forward-looking statements involving risks and uncertainties.

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



COMPETITION AND CHANGING REGULATORY ENVIRONMENT:

The electric and gas industries are undergoing significant change. Under traditional regulation, utilities were provided the opportunity to earn a fair return on their invested capital in exchange for a commitment to serve all customers within a designated service territory. The objective of this regulatory policy was to provide universal access to safe and reliable utility services. Regulation was designed in part to take the place of competition and to ensure that these services were provided at fair prices to all customers.

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

   For several years, PG&E has been working with its regulators to achieve an orderly transition to competition and to ensure that PG&E has an opportunity to recover investments made under the traditional regulatory policies. In addition, PG&E has proposed alternative forms of regulation for those services for which prices and terms will not be determined by competition. These alternative forms include performance-based ratemaking
(PBR) and other incentive-based alternatives. Over the next four years, a significant portion of PG&E's business will be transformed from the current utility monopoly to a competitive operation. This change will impact PG&E's financial results and may result in greater earnings volatility.



ELECTRIC INDUSTRY RESTRUCTURING:

In 1995, the California Public Utilities Commission (CPUC) issued a decision that provides a plan to restructure California's electric utility industry. The decision acknowledges that much of utilities' current costs and commitments result from past CPUC decisions and that, in a competitive generation market, utilities would not recover some of these costs through market-based revenues. To assure the continued financial integrity of California utilities, the CPUC authorized recovery of these above-market costs, called "transition costs." Transition cost recovery, the competitive market framework, and the related financial impacts are discussed in the Transition Cost Recovery, Competitive Market Framework, and Accounting for the Effects of Regulations sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In 1996, the California legislature passed Assembly Bill 1890 (restructuring legislation) which adopts the basic tenets of the CPUC's restructuring decision, including recovery of transition costs. The restructuring legislation freezes, at 1996 levels, all electric customer rates. In addition, electric rates for residential and small commercial customers will be reduced by 10 percent on January 1, 1998, and will continue to be frozen at the reduced level. The rate freeze will continue until the earlier of March 31, 2002, or until PG&E has recovered its authorized transition costs (the transition period). The restructuring legislation also provides for the accelerated recovery of transition costs associated with owned electric generation facilities and establishes the operating framework for a competitive electric generation market.

   To achieve the 10 percent electric rate reduction for residential and small commercial customers, the restructuring legislation authorizes the utilities to finance a portion of their transition costs through the issuance of "rate reduction bonds." The rate reduction bonds would be issued by a trust established by the California Infrastructure and Economic Development Bank (Bank). The term of the bonds will extend beyond the transition period. Also, the interest cost of the bonds is expected to be lower than PG&E's current weighted-average cost of capital. The combination of the longer term and the reduced interest cost is expected to lower the amount paid by residential and small commercial customers each year during the transition period, thereby achieving the 10 percent reduction in rates. PG&E intends that the rate reduction bonds will be issued before the end of 1997.

   In September 1997, the CPUC approved PG&E's application to issue the bonds. A consumer group's petition for rehearing of the decision was denied by the CPUC on October 22, 1997, although the consumer group has indicated it plans to take further legal action. Further, on November 10, 1997, the Bank approved the terms and conditions of the bonds. However, before issuance, the registration statement filed with the Securities and Exchange Commission (SEC), with respect to the bonds, must be declared effective by the SEC.

   After the bonds are issued, PG&E will collect a separate nonbypassable tariff on behalf of the bondholders to recover principal, interest, and related costs over the life of the bonds from residential and small commercial customers. In exchange for the bond proceeds, PG&E will transfer its right to the future revenues from this separate tariff to an affiliated special purpose entity. The bonds will be secured by the future revenue from the separate tariff and not by PG&E's assets. The bonds will be reflected as long-term debt on PG&E's balance sheet. (However, creditors of PG&E will not have any recourse to revenues from the separate tariff.) PG&E expects to use the proceeds from the issuance of the rate reduction bonds to retire utility debt and equity, while maintaining its CPUC-authorized capital structure, exclusive of the bonds.

   PG&E currently expects that approximately $3.0 billion of rate reduction bonds will be issued. The actual amount issued will depend on a variety of factors, including the market interest rate on the bonds, the credit rating of the bonds, and whether the bond issuance is delayed beyond January 1, 1998. Finally, the CPUC has authorized PG&E to file a revised application for approval of an alternative method of recovering the reduced revenues resulting from the 10 percent rate reduction, if for any reason, the bonds are not issued.


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

(In general, regulatory assets are expenses deferred in the current or prior periods and allowed to be included in rates in subsequent periods.)

   The amount of transition costs will be based on, among other things, the aggregate of above-market and below-market values of utility-owned generation assets and obligations. PG&E cannot determine the exact amount of above-market sunk costs that will be recoverable as transition costs until a market valuation process (appraisal or sale) is completed for each generation facility. This process will be completed by December 31, 2001. At September 30, 1997, PG&E's net investment in Diablo Canyon and non-nuclear generation facilities was $3.9 billion and $2.7 billion, respectively. The above-market portion of these assets is eligible for recovery as transition costs. The net present value of above-market QF power purchase obligations is estimated to be $5.3 billion at January 1, 1998, at an assumed market price of $0.025 per kilowatt-hour (kWh) beginning in 1997 and escalating at 3.2 percent per year. In addition, as of September 30, 1997, PG&E has accumulated approximately $1.8 billion of generation-related net regulatory assets and obligations which are eligible for collection from distribution customers through a competition transition charge (CTC) and which are probable of recovery.

   Under the restructuring legislation, most transition costs must be recovered by March 31, 2002, under an accelerated recovery mechanism. However, the restructuring legislation authorizes recovery of certain transition costs after that time. These costs include: (1) certain employee-related transition costs, (2) payments under existing QF and power purchase contracts, and (3) unrecovered implementation costs. In addition, transition costs financed by the issuance of rate reduction bonds are expected to be recovered over the term of the bonds. Excluding these exceptions, any transition costs not recovered during the transition period would be absorbed by PG&E. Nuclear decommissioning costs, which are not considered transition costs, will be recovered through a CPUC-authorized charge. During the transition period, this charge will be incorporated into the frozen electric rates.

   In compliance with the CPUC's restructuring decision and the restructuring legislation, PG&E has filed numerous regulatory applications and proposals that detail its plan to recover transition costs. PG&E's transition cost recovery plan includes: (1) separation or unbundling of its previously approved cost-of-service revenues for its electric operations into distribution, transmission, public purpose programs (PPP), and generation, (2) development of a ratemaking mechanism to track and match revenues and cost recovery during the transition period, and (3) recovery of most transition costs during the transition period. Under PG&E's transition cost recovery plan, PG&E would receive a reduced return on common equity for transition costs related to generation facilities for which recovery is accelerated during the transition period. The lower return reflects the reduced risk associated with the shorter amortization period and increased certainty of recovery.

   The unbundling of PG&E's revenue requirement would enable it to separate revenue provided by frozen rates into transmission, distribution, PPP, and generation. As proposed, revenues collected under frozen rates would be assigned to transmission, distribution, and PPP based upon their respective cost of service. Revenue would also be provided for other costs, including nuclear decommissioning, rate-reduction-bond debt service, the ongoing cost of generation, and transition cost recovery.

   In August 1997, the CPUC issued a decision on PG&E's proposed unbundling of its 1998 authorized electric revenues. The decision adopts PG&E's overall revenue allocation methodology with some exceptions. PG&E does not believe the decision will have a material impact on its ability to recover transition costs.

   In conjunction with PG&E's transition cost recovery plan as relating to Diablo Canyon, the CPUC authorized PG&E to: (1) recover certain ongoing costs and capital additions through an established Incremental Cost Incentive Price (ICIP) per kWh generated by the facility, and (2) accelerate recovery of PG&E's investment in Diablo Canyon from a twenty-year period ending in 2016 to a five-year period ending in 2001. During the accelerated recovery period, Diablo Canyon is expected to earn a reduced rate of return on common equity equal to 90 percent of PG&E's embedded cost of long-term debt. PG&E's authorized cost of long-term debt is 7.52 percent in 1997.

   The CPUC has not clarified Diablo Canyon's "must-take" status during the transition period, although language supporting must-take status is contained within the CPUC's 1995 restructuring decision. Without must-take status, Diablo Canyon generation may be significantly reduced during the transition period, which would reduce recovery of ICIP-related costs. In 1997, the CPUC authorized $515 million in ICIP revenues based upon the established ICIP and an 83.6 percent capacity factor. In addition, a consumer group has filed a rehearing request asking the CPUC to order a full prudence hearing on all the Diablo Canyon sunk costs before permitting any of the costs to be recovered. PG&E expects the CPUC to act on the rehearing requests by the end of the year.

   In consideration of the CPUC's authorization of Diablo Canyon's recovery, the restructuring legislation, the CPUC's restructuring decision, and existing PG&E applications and proposals which would take effect in 1997, PG&E is depreciating Diablo Canyon over a five-year period ending in 2001. This five-year depreciation is consistent with PG&E's transition cost recovery plan which provides sunk cost revenues over the same period. The change in depreciable life increased Diablo Canyon's depreciation expense for the first nine months of the year by $436 million, for an after-tax reduction to earnings per share of $.64.

   In September 1997, the CPUC adopted a decision addressing transition cost recovery for capital additions to PG&E's non-nuclear generating facilities. The decision allows PG&E to recover costs of capital additions made in 1996 and 1997 (and in 1998 for fossil-fueled plants completely divested by March 31, 1998) based upon an after-the-fact reasonableness review. All capital additions found reasonable by the CPUC through this process will be recoverable as transition costs.

   Capital additions made in 1998 and thereafter to non-nuclear generation-related assets and capital additions made to fossil-fueled generating assets which are not completely divested by March 31, 1998, may be recovered in two ways. Recovery may be either (1) from the Independent System Operator (ISO) agreements for certain qualified plants, or (2) from revenues collected from sales of electricity to the Power Exchange (PX). The cost of capital additions made to hydroelectric and geothermal facilities in 1998 and thereafter may be recoverable in rates under an alternative revenue requirement mechanism now being considered by the CPUC in a separate proceeding.

   Further, the CPUC deferred to future proceedings how the cost of capital additions completed in 1998 and thereafter will be accounted for in determining the market value of generation-related assets for purposes of calculating the uneconomic portion of the generation-related assets recoverable as transition costs.

   PG&E does not believe that the CPUC's decision will materially impact PG&E's ability to recover in rates capital additions made during 1996 and 1997 and made through the end of the transition period.

   PG&E's ability to recover its transition costs during the transition period will be dependent on several factors. These factors include: (1) the continued application of the regulatory framework established by the restructuring legislation, (2) the amount of transition costs approved by the CPUC, (3) the market value of PG&E's generation plants, (4) future sales levels, (5) future fuel and operating costs, (6) the extent to which authorized revenues to recover distribution costs are increased or decreased, (7) the market price of electricity, and (8) the successful financing of the 10 percent rate reduction mandated by the restructuring legislation. Given its current evaluation of these factors, PG&E believes it will recover its transition costs and its utility-owned generation plants are not impaired. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material loss.

   During 1997, differences between authorized and actual base revenues (revenues to recover PG&E's non-energy costs and return on investment) and differences between the actual electric energy costs and the revenue designated for recovery of such costs are being deferred in balancing accounts. Any residual balance in these accounts will be available to use for recovery of transition costs. The residual balance in these accounts at September 30, 1997, was $12 million. Amounts recorded in balancing accounts will be subject to a reasonableness review by the CPUC.

   The most significant factors affecting the amount of the residual balance are the declining cost of power committed under certain purchased power contracts, the reduction in the Diablo Canyon price for power under the CPUC-approved settlement, and the decline in uncollected electric balancing accounts.


Competitive Market Framework:
----------------------------
In addition to transition cost recovery, the restructuring legislation establishes the operating framework for the competitive generation market in California. This framework will consist of a PX and an ISO. The PX, open to all electricity providers, will conduct a competitive auction to establish the price of electricity. The ISO is expected to ensure transmission system reliability and provide all electricity generators with open and comparable access to transmission services.

   Although the PX will be available to all customers through their local utility, the restructuring legislation allows customers to purchase electricity directly from electricity providers. These customers are referred to as direct access customers. In May 1997, the CPUC issued two decisions related to direct access: the direct access decision and the revenue cycle services decision.

   Under the direct access decision, beginning January 1, 1998, all electric customers may choose their electricity provider. Customers may choose to purchase their electricity (1) from the PX through PG&E, (2) from retail electricity providers (for example, marketers, brokers, and aggregators), or (3) directly from power generators. Regardless of the customer's choice, PG&E will continue to provide electric transmission and distribution services to all customers within its service territory.
During the transition period, all customers will be billed for electricity used, for transmission and distribution services, for PPP, and for recovery of transition costs through the nonbypassable CTC. As a result, during the transition period, the overall electric rates of direct access customers would vary from customers who choose PG&E bundled services primarily to the extent that their direct access electricity price differs from the PX price. Because the CTC is nonbypassable (customers will pay the CTC regardless of whether they select direct access or not), PG&E does not believe that direct access will have a material impact on PG&E's ability to recover transition costs.

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

   The Corporation's subsidiary, PG&E Energy Services Corporation, currently markets electric and gas commodity and other energy-related services in California and nationwide. It plans to compete as a direct access provider in the California retail electric market commencing January 1, 1998, when that market opens.

   On October 31, 1997, a proposed decision (PD) was issued in the CPUC proceeding to establish rules regarding transactions between electric utilities and certain of their affiliates. Among other things, alternate provisions of the PD would (1) preclude, for at least two years, utilities from having any transaction with an affiliate that offers direct access services to customers within the utility's service territory, with certain exceptions, and (2) forbid utilities from allowing affiliates to use the utility's name and logo. If these alternate provisions of the PD are adopted by the CPUC, PG&E Energy Services would be precluded from competing in PG&E's service territory for at least the first two years of direct access and would also be at a disadvantage in competing in the national retail electric market.

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


Accounting for the Effects of Regulation:
----------------------------------------
PG&E accounts for the financial effect of regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement allows PG&E to record certain regulatory assets and liabilities which would be included in future rates and would not be recorded under generally accepted accounting principles for nonregulated entities. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires PG&E to write off regulatory assets when they are no longer probable of recovery. SFAS No. 121 also requires PG&E to record impairment losses for long-lived assets when related future cash flows are less than the carrying value of the assets.

   In August 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the

Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF 97-4) which provided authoritative guidance on the applicability of SFAS No. 71 during PG&E's transition period. The EITF requires PG&E to discontinue the application of SFAS No. 71 for the generation portion of its operations as of July 24, 1997, the effective date of EITF 97-4. The discontinuation of application of SFAS No. 71 did not have a material effect on PG&E's financial statements because EITF 97-4 requires that regulatory assets and liabilities (both those in existence today and those created under the terms of the transition plan) be allocated to the portion of the business from which the source of the regulated cash flows are derived. PG&E has accumulated approximately $1.8 billion of generation-related regulatory assets which are eligible for collection from distribution customers through a CTC and which are probable of recovery. Substantially all regulatory assets are reflected on PG&E's and PG&E Corporation's balance sheets in deferred charges and regulatory balancing accounts. In addition, above-market generation-related sunk costs, which will be determined as part of the market valuation process discussed above, also will be eligible for collection through the CTC imposed on distribution customers. At September 30, 1997, PG&E's net investment in generation facilities, including Diablo Canyon, was $6.6 billion and was included in electric plant in service on PG&E's and PG&E Corporation's balance sheets.

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

   PG&E believes that the restructuring legislation establishes a definitive transition to the market-based pricing for electric generation that includes recovery of the transition costs through a nonbypassable CTC. At the conclusion of the transition period, PG&E believes it will be at risk to recover its generation costs through market-based revenues.



GAS INDUSTRY RESTRUCTURING:

In August 1997, the CPUC unanimously adopted a final decision approving the Gas Accord Settlement (Accord), which was submitted in 1996 for CPUC approval. The Accord is a collaborative settlement by PG&E and more than 25 gas industry participants and government regulatory agencies. The Accord will increase the opportunity for residential customers to choose the gas supplier of their choice, establish gas transmission rates for the period from the implementation of the Accord (expected to be March 1, 1998) through December 2002, establish an incentive mechanism to measure the reasonableness of PG&E's gas purchases for residential and small commercial customers, and offer more transportation services and choices to natural gas customers. The Accord also will resolve numerous major regulatory gas proceedings in which PG&E and many other parties are involved.
   Specific provisions of the decision include the following:
 - The decision affirms the CPUC's 1994 finding that the decision to construct Line 401 (the California segment of the PG&E/Pacific Gas Transmission pipeline that extends from the Canadian border to Kern River

Station in Southern California) was reasonable based on PG&E's management's knowledge at the time. The decision accepts the Accord's proposal to set rates for Line 401 based on total capital costs of $736 million.
 - The decision approves the Rule 1 settlement that PG&E reached with the CPUC Consumer Services Division on July 1, 1997. The issue related to whether or not PG&E had misled the CPUC in violation of Rule 1, the CPUC's Code of Ethics, in connection with responding to certain discovery requests in the CPUC proceeding to determine whether the decision to construct Line 401 was reasonable.
 - The decision adopts a discounting rule. Under this discounting rule, whenever PG&E offers a shipper a discount on its Line 400/401 (its pipelines which access Canadian suppliers), PG&E is required to contemporaneously offer a commensurate discount to all shippers for similar services on its Line 300 (its pipeline which accesses Southwestern suppliers) and its California Gas Production Path.
 - The decision approves the core procurement incentive mechanisms proposed in the Accord to replace the traditional reasonableness review proceedings of PG&E's gas procurement costs for the period 1994 through 2002.
 - The decision approves the Accord's proposal that PG&E forgo recovery of 100 percent and 50 percent of the Interstate Transition Cost Surcharge
(ITCS) amounts allocated for collection from its residential and small commercial (core) and industrial and larger commercial (noncore) customers, respectively. (ITCS costs are the difference between fixed demand charges PG&E pays under gas transportation contracts with interstate pipeline companies for the reservation of interstate pipeline capacity that PG&E no longer uses to serve noncore customers and the revenues PG&E obtains from brokering that capacity.)
 - Finally, the decision states that the CPUC's intention to implement the rates and other provisions of the Accord throughout the Accord period is subject to the CPUC's policy goals and the CPUC's decisions reached in the CPUC's natural gas industry strategic plan to produce a more competitive gas market.

   As of September 30, 1997, approximately $498 million had been reserved relating to these gas regulatory issues and capacity commitments. As a result, the Corporation believes that the decision will not have a material adverse impact on its or PG&E's financial position or results of operations.



ACQUISITIONS AND SALES:

On July 31, 1997, the Corporation completed its acquisition of Valero Energy Corporation's (Valero) natural gas and natural gas liquids business. The outstanding shares of Valero common stock were converted into PG&E Corporation common stock for a total issuance of approximately 31 million shares equating to a purchase price of $752 million. Approximately $780 million in long-term debt was assumed. Valero's energy trading operations were combined with PG&E Energy Trading Corporation's operations, and its pipeline operations were combined into the PG&E Gas Transmission line of business. Valero energy trading operations have averaged $157 million in revenues and expenses each month since August 1997. Valero pipeline operations have averaged $173 million in revenues and expenses each month since August 1997. The acquisition was accounted for using the purchase method of accounting.

   In September 1997, the Corporation became the sole owner of two partnerships previously jointly owned by the Corporation and Bechtel Enterprises, Inc. (Bechtel). The partnerships, USGen, an independent power developer, and U.S. Operating Services Company, USGen's operations and maintenance affiliate, were acquired through the redemption by such partnerships of Bechtel's interests therein. Subject to regulatory approval, the Corporation will become the sole owner of a power marketer, USGen Power Services, LP (USGenPS), another partnership jointly owned by the Corporation and Bechtel, through USGenPS' redemption of Bechtel's interest therein. In addition, the Corporation purchased all or part of Bechtel's interest in certain independent power projects that are affiliated with USGen. Additional project interests will be acquired following regulatory approvals.

   In September 1997, the CPUC approved PG&E's proposed auction process for the sale of three of its California fossil-fueled power plants (Morro Bay Power Plant, Moss Landing Power Plant, and Oakland Power Plant). These three plants have a combined capacity of 2,645 megawatts (MW) and an estimated book value of approximately $380 million. The auction process for these plants began in September 1997. During the initial stage of the auction, non-binding indications of interest from potential bidders were submitted. A selected group of these bidders were then invited to submit binding offers by November 14, 1997. It is anticipated that PG&E will enter into a sales agreement with the final bidder by the end of 1997. Additionally, the sales are subject to CPUC approval.
   As previously announced, PG&E intends to file its plan with the CPUC late this year for the sale of four more of its California fossil-fueled power plants (Potrero Power Plant, Contra Costa Power Plant, Pittsburg Power Plant, and Hunters Point Power Plant) and its geothermal facility located in Lake and Sonoma Counties. PG&E will seek to sign sales agreements with buyers by the end of 1998. These five plants have a combined generating capacity of 4,718 MW and an estimated book value of approximately $760 million.
   PG&E has proposed that any loss incurred on the sale of the eight plants would be recovered as a transition cost. Likewise, any gain on the sale would offset other transition costs. Accordingly, PG&E does not expect any adverse impact on its results of operations from the sale of these plants.
   Together, the eight power plants represent 98 percent of PG&E's fossil-fueled and geothermal generating capacity. They generate approximately 22 percent of PG&E's total electric sales volume.

   In August 1997, the Corporation announced that USGen (through a special purpose entity wholly owned by PG&E Corporation) had agreed to acquire a portfolio of non-nuclear electric generating assets and power supply contracts from the New England Electric System (NEES) for approximately $1.59 billion, plus $85 million to cover NEES employees' early retirement and severance costs. Including fuel and other inventories and transaction costs, financing requirements are expected to total approximately $1.75 billion. The assets to be acquired contain a mix of hydro, coal, oil, and gas generation facilities. The assets are the second largest non-nuclear electric generation portfolio in New England, comprising approximately 17 percent of New England's total installed generating capacity. The acquisition of these assets is expected to be completed in 1998 and is subject to the approval of the Federal Energy Regulatory Commission (FERC) and state regulators, among other conditions.



YEAR 2000 COMPLIANCE

In 1995, PG&E began reviewing and assessing its computer and information systems in anticipation of Year 2000 when its software programs and systems will be required to recognize dates in the next millennium. PG&E currently expects to complete all critical software conversion modifications by the end of 1998. The Corporation does not currently anticipate any adverse material impact on its or PG&E's financial position or results of operations as a result of the Year 2000 issue.

RESULTS OF OPERATIONS:

The Corporation's results of operations were derived primarily from five business lines: Utility (consisting of PG&E), PG&E Gas Transmission, PG&E Energy Trading, PG&E Energy Services, and USGen.

   The results of operations for the parent company, PG&E Corporation, alone are not material for separate disclosure as a business line and have been allocated among the business lines based primarily on their average percentages of assets, operating revenues, operating expenses, and number of employees. The results of operations for Utility do not agree to the Pacific Gas and Electric Company Statement of Consolidated Income due to the parent company allocations. The results of operations for all business lines other than Utility are not material for separate disclosure and have been shown as Other in the table below. The results of operations for the three and nine months ended September 30, 1997 and 1996, and total assets at September 30, 1997 and 1996, are reflected in the following table and discussed below:



PG&E Corporation
(in millions, except per share amounts)
                                                    Utility           Other          Total
                                                   ---------        --------       ---------
For the three months ended
September 30, 1997
Operating revenues                                 $  2,541         $  1,522        $  4,063
Operating expenses                                    1,919            1,516           3,435
                                                   ---------        --------        --------
Operating income before income taxes                    622                6             628

Net income:  Earnings available for Common Stock        267              (10)            257

Earnings per common share                              0.65            (0.03)           0.62

September 30, 1996
Operating revenues                                    2,440               82           2,522
Operating expenses                                    1,941               56           1,997
                                                   --------         --------        --------
Operating income before income taxes                    499               26             525

Net income:  Earnings available for Common Stock        213               12             225

Earnings per common share                              0.51             0.04            0.55



For the nine months ended
September 30, 1997
Operating revenues                                 $  7,094         $  3,417        $ 10,511
Operating expenses                                    5,660            3,388           9,048
                                                   --------         --------        --------
Operating income before income taxes                  1,434               29           1,463

Net income:  Earnings available for Common Stock        550               72             622

Earnings per common share                              1.35             0.18            1.53

Total assets at September 30                       $ 23,895         $  5,520        $ 29,415

September 30, 1996
Operating revenues                                    6,664              245           6,909
Operating expenses                                    5,363              159           5,522
                                                   --------         --------        --------
Operating income before income taxes                  1,301               86           1,387

Net income:  Earnings available for Common Stock        534               47             581

Earnings per common share                              1.29             0.12            1.41


Total assets at September 30                       $ 23,644         $  2,082        $ 25,726

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


Earnings Per Common Share:
-------------------------
Earnings per common share for the three and nine months ended September 30, 1997, increased as compared to the same periods in 1996. This increase is primarily due to the activity discussed below.


Utility:
--------
Utility operating revenues increased for the three and nine months ended September 30, 1997, as compared with the same periods in 1996. A portion of the increase for both periods is due to increased revenues associated with electric transmission and distribution system reliability authorized by the restructuring legislation. For the nine months ended September 30, 1997, a portion of the increase is due to the revisions to the Diablo Canyon ratemaking structure discussed in "Electric Industry Restructuring" above. These revisions resulted in fixed sunk cost revenue recovery during the second quarter 1997 scheduled outage, while no revenue recovery was provided during the second quarter 1996 scheduled outage. For the nine months ended September 30, 1997, there was also an increase in energy cost revenues to recover energy cost increases in both natural gas prices and sales volume provided by PG&E's energy cost recovery mechanism. Under energy cost recovery mechanisms, energy cost revenues generally equal energy cost expense and, thus, energy cost increases do not affect operating income.

   Utility operating expenses decreased for the three months ended September 30, 1997, and increased for the nine months ended September 30, 1997, as compared to the same periods in 1996. Decreases for the three months ended September 30, 1997, compared to the same period in 1996 are due to a decrease to maintenance and other operating expenses due to several one-time charges associated with California gas related matters recorded in the third quarter of 1996. This decrease was partially offset by an increase in Diablo Canyon depreciation associated with the new Diablo Canyon ratemaking structure for 1997. Increases for the nine months ended September 30, 1997, compared to the same period in 1996 also resulted from the increase to Diablo Canyon depreciation. These increases were partially offset by the decreases noted above, associated with California Gas related matters, and a decrease in administrative and general expenses due to a litigation reserve which was recorded in the second quarter of 1996.

Other Lines of Business:
------------------------
Operating revenues and expenses increased for other lines of business for the three and nine months ended September 30, 1997, as compared with the same periods in 1996. This increase is primarily due to the acquisition of Energy Source in December 1996. Revenues and expenses associated with this acquisition are approximately $269 million per month. The acquisition of Valero on July 31, 1997, also contributed to the increase. Revenues and expenses associated with this acquisition are approximately $330 million per month.



LIQUIDITY AND CAPITAL RESOURCES:

Sources of Capital:
------------------
The Corporation's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing. The Corporation's policy is to finance its assets with a capital structure that minimizes financing costs, maintains financial flexibility, and, with regard to PG&E, complies with regulatory guidelines. Based on cash provided from operations and the Corporation's capital requirements, the Corporation may repurchase equity and long-term debt in order to manage the overall balance of its capital structure.

   In May 1997, PG&E entered into a $500 million temporary credit facility which will be used to meet PG&E's cash needs until the placement of the rate reduction bonds, which are described in the section entitled "Electric Industry Restructuring." This credit facility augments the existing PG&E $1 billion five-year credit facility. In August 1997, PG&E Corporation entered into a $500 million temporary credit facility for general corporate purposes, which raises PG&E Corporation's committed credit lines to a total of $1 billion. The Corporation's short-term borrowings increased $643 million during the nine-month period ended September 30, 1997.

   During the nine months ended September 30, 1997, PG&E Corporation issued $1,109 million of common stock. Of this common stock, $752 and $319 million were issued to acquire Valero and Teco Pipeline Company, respectively. The remaining $38 million was issued through the Dividend Reinvestment Plan and the Stock Option Plan. Also during the nine months ended September 30, 1997, PG&E Corporation repurchased $705 million of its common stock on the open market.

   In September 1997, PG&E issued $315 million of variable rate pollution bonds to refund the same amount of fixed-rate pollution control bonds on December 1, 1997. The Corporation assumed approximately $780 million of long-term debt in connection with the acquisition of Valero.

   Long-term debt matured, redeemed, or repurchased during the nine months ended September 30, 1997, amounted to $436 million. Of this amount, $58 million related to PG&E's redemption of its 12 percent Eurobond debentures, $167 million related to PG&E's repurchase of its mortgage bonds, and $45 million related to PG&E's refinancing of its fixed-rate pollution control bonds with variable-rate debt. The remaining $166 million related primarily to the scheduled maturity of long-term debt.

   As discussed above in "Electric Industry Restructuring," PG&E intends that the rate reduction bonds will be issued before the end of 1997, subject to the SEC declaring effective the registration statement filed with respect to the bonds. PG&E currently expects that approximately $3.0 billion of rate reduction bonds will be issued. The actual amount issued will depend on a variety of factors, including the market interest rate on the bonds, the credit rating of the bonds, and whether the bond issuance is delayed beyond January 1, 1998. For a discussion of other factors affecting the rate reduction bonds, see the section entitled "Electric Industry Restructuring."


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
                                                               ===========

   The proposed cost of common equity is 0.65 percentage points higher than the 11.60 percent authorized for 1997. This increase reflects the level of business and regulatory risks PG&E now faces. If adopted, the proposed cost of capital would increase PG&E's 1998 gas revenue requirement by $13 million. Consistent with the electric rate freeze, PG&E's proposed cost of capital would not change electric rates. Intervening parties are recommending a 1998 cost of common equity ranging from 9.60 to 11.60 percent. A CPUC decision is expected in December 1997.


1999 General Rate Case (GRC):
----------------------------
In September 1997, PG&E filed with the CPUC a notice of intent to file its Test Year 1999 GRC application later this year. In its notice of intent, PG&E stated that it would request an increase in authorized base revenues for electric and gas retail customers, effective January 1, 1999. The requested increase consists of an increase of $703 million in electric revenues and an increase of $506 million in gas revenues over authorized base revenues presently in effect.

   PG&E's requested increase in electric base revenues will not increase customer electric rates because these rates are frozen at the 1996 levels, as part of the California electric industry restructuring legislation. Under the frozen electric rates, increases in base revenues will reduce the amount of revenue available to recover transition costs. To the extent transition costs are not collected by the end of the rate freeze period, PG&E will be at risk to recover its remaining transition costs through market-based revenues.

   Since the FERC will authorize the revenue to be collected in rates for electric transmission services, PG&E's GRC application will not seek approval of revenues to recover costs of transmission services from the CPUC.

   In August 1997, the CPUC approved the Accord which will establish gas transmission and storage rates for the period from the implementation of the Accord (expected to be March 1, 1998) through December 2002. The requested increase in gas base revenues will not result in an increase in customer gas transmission and storage rates, since they have already been established through the Accord.

   PG&E expects that the revenue adjustments it will propose in the GRC will change as a result of other pending CPUC proceedings, including PG&E's 1998 Cost of Capital proceeding which is expected to be decided before year end 1997. Public hearings on the 1999 GRC will be scheduled after PG&E files its application later this year.

Environmental Matters:
---------------------
PG&E assesses, on an ongoing basis, compliance with laws and regulations related to hazardous substance remediation. At September 30, 1997, PG&E had an accrued liability of $220 million for remediation costs at sites, including fossil-fueled power plants, where such costs are probable and quantifiable. The costs at identified sites may be as much as $475 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identifiable possible outcomes change. PG&E will seek recovery of prudently incurred compliance costs through ratemaking procedures approved by the CPUC. PG&E had recorded regulatory assets at September 30, 1997, of $170 million for recovery of these costs in future rates. Additionally, PG&E will seek recovery of costs from insurance carriers and from other third parties. (See Note 5 of Notes to Consolidated Financial Statements.)


Legal Matters:
--------------
In the normal course of business, both PG&E and the Corporation are named as parties in a number of claims and lawsuits. Substantially all of these have been litigated or settled with no material adverse impact on PG&E's or the Corporation's results of operations or financial position. See Part II,
Item 1, Legal Proceedings and Note 5 to the Consolidated Financial Statements for further discussion of significant pending legal matters.

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 1.     Legal Proceedings
            -----------------

A.  Antitrust Litigation

Please refer to Part II, Item 1, of PG&E Corporation (Corporation) and Pacific Gas and Electric Company's (PG&E) Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for a discussion of developments in this matter which was previously reported in the Corporation and PG&E's Annual Report on Form 10-K for the year ended December 31, 1996.

B.  Counties Franchise Fees Litigation

As previously disclosed in the Corporation's and PG&E's Annual Report on Form 10-K for the year ended December 31, 1996, on March 31, 1994, the Counties of Alameda and Santa Clara filed a complaint in Santa Clara County Superior Court against PG&E on behalf of themselves and purportedly as a class action on behalf of 47 counties with which PG&E has gas or electric franchise contracts. Franchise contracts require PG&E to pay fees on an annual basis to cities and counties for the right to use or occupy public streets and roads. The complaint alleges that, since at least 1987, PG&E has intentionally underpaid its franchise fees to the counties in an unspecified amount.

The complaint cites two reasons for the alleged underpayment of fees. Based on their interpretation of certain legislation, the plaintiffs allege that PG&E has been using the wrong methodology to compute the franchise fees payable to the plaintiff counties. The plaintiffs also allege that fees have been underpaid due to incorrect calculations under the methodology actually used by PG&E.

The parties agreed to stipulate to the case proceeding as a class action lawsuit regarding the issue of the correct payment methodology to be applied in calculating the franchise fees due to the plaintiffs. On March 14, 1995, the Superior Court granted PG&E's motion for summary judgment in the class action lawsuit. The plaintiffs appealed that ruling and on January 14, 1997, the Court of Appeal upheld the summary judgment in PG&E's favor. The plaintiffs did not seek review of the Court of Appeal's ruling, and accordingly, the summary judgment has become final, resolving the issue of the payment methodology.

Consistent with the agreement between the parties as noted above, the plaintiffs refiled a separate action covering just the issue of whether PG&E properly calculated its franchise payments, assuming that PG&E has been using the correct methodology. Plaintiffs' complaint regarding whether PG&E properly calculated its franchise payments was amended by stipulation to add claims that the payment by PG&E of different amounts for the use of public streets and roads depending on whether they lie within a city or a county constitutes an "unreasonable discrimination" based solely on locality prohibited by certain legislation. On July 31, 1997, the court sustained PG&E's demurrer to the discrimination claims, dismissing these claims from the plaintiffs' complaint. The plaintiffs did not seek review of the court's ruling, and accordingly, the dismissal of plaintiffs' discrimination claims has become final.

The Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its or PG&E's financial position or results of operation.

C.  Cities Franchise Fees Litigation

As previously reported in the Corporation's and PG&E's Annual Report on Form 10-K for the year ended December 31, 1996, a class action lawsuit brought against PG&E on behalf of 107 cities with which PG&E has certain electric franchise contracts has been pending in Santa Cruz County Superior Court since 1994. The cities' complaint alleged that, since at least 1987, PG&E intentionally underpaid its franchise fees to the cities in an unspecified amount.

The complaint alleged that PG&E has applied the laws governing electric franchises in an unlawfully discriminatory manner prohibited by the Public Utilities Code, such that the cities in the class receive lower franchise payments than other cities in PG&E's service territory. The complaint also alleged that the transfer of these franchises to PG&E by its predecessor companies was not approved by the California Public Utilities Commission (CPUC) as required, and, therefore, all such franchise contracts are void. On September 1, 1995, the Court bifurcated the issues in the case for trial such that the issue concerning whether PG&E engaged in unlawful discrimination in accepting certain franchise contracts with differing payment formulas would be tried first, to be followed by the issues relating to the validity of PG&E's current franchise contracts with the plaintiff cities.

On January 22, 1996, the Court granted PG&E's motion for summary judgment against five general law cities with respect to their discrimination claims. The Court also granted various motions effectively eliminating the claims of the class representative (the City of Santa Cruz) and the other 30 charter cities by holding that charter cities had no basis for their claims against PG&E since their franchise fee structure was of their own choosing as a matter of "home rule." Based on that ruling, on March 19, 1996, the Court granted PG&E's motion to have judgment entered against the 31 charter cities who are members of the plaintiff class. The plaintiff cities appealed the Court's rulings.

On September 8, 1997, the Court of Appeal in San Jose unanimously upheld the judgments in PG&E's favor against all 31 charter cities and the 5 general law cities. With respect to the discrimination claim, the appellate court agreed that the fact that PG&E follows the terms of the 1937 Franchise Act cannot constitute "unreasonable discrimination" prohibited by another statute. This decision applies to all 107 plaintiff cities.

Further, with respect to the charter cities, the appellate court agreed that the charter cities could not now be allowed to challenge the franchise contracts that they granted freely. Although the charter cities are not compelled to follow any particular payment formula, all 31 charter cities elected to adopt the 1937 Franchise Act payment formula.

The plaintiffs have failed to appeal the appellate court's decision, so the January and March 1996 rulings have become final.

The trial court in Santa Cruz County has set a status conference for December 4, 1997, to decide how to handle the remaining issues involving the 71 general law cities relating to the validity of PG&E's current franchise fee contracts with those cities.

If the remaining 71 general law cities prevail, PG&E's annual system-wide city electric franchise fees could increase by approximately $5 million, and damages for those remaining plaintiffs for alleged underpayments in years 1987 through 1996 could be as much as $40 million (exclusive of interest, estimated to be $12.3 million as of September 30, 1997).

The Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its or PG&E's financial position or results of operation.

D.  Norcen Litigation

Please refer to Part II, Item 1, of the Corporation and PG&E's
Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for a discussion of developments in this matter which was previously reported in the Corporation and PG&E's Annual Report on Form 10-K for the year ended December 31, 1996.

E.  California Attorney General Investigation and Diablo Canyon
    Environmental Litigation

Please refer to Part II, Item 1, of the Corporation and PG&E's
Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for a discussion of developments in this matter which was previously reported in the Corporation and PG&E's Annual Report on Form 10-K for the year ended December 31, 1996.

F.  Compressor Station Chromium Litigation

Please refer to Part II, Item 1, of the Corporation and PG&E's
Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, for a discussion of developments in these matters which were previously reported in the Corporation and PG&E's Annual Report on Form 10-K for the year ended December 31, 1996.

G.  Texas Franchise Fee Litigation

In connection with the Corporation's acquisition of Valero Energy
Corporation (Valero), now known as PG&E Gas Transmission, Texas
Corporation (GTT), GTT succeeded to the litigation described below.

        1. City of Edinburg v. Rio Grande Valley Gas Co., Valero Energy Corporation (now known as GTT), Valero Natural Gas Company (now known as PG&E Texas Natural Gas Company), Southern Union Gas Co., and
Southern Union Gas Co., Inc. (92nd State District Court, Hidalgo
County, Texas).

On August 31, 1995, the City of Edinburg (City) filed a lawsuit against certain Valero and Southern Union companies. The City's pleadings assert various contract and tort actions, but all such claims are based on the theory that when Rio Grande Valley Gas Company
(RGVG), as the local distribution company (LDC), was granted a franchise to sell gas and construct, maintain, own, and operate gas pipelines in city streets, such authorization extended to RGVG and to no other entity. (On September 30, 1993, Valero sold the common stock of RGV to Southern Union.) The City seeks monetary and injunctive damages on the theory that non-LDC owned pipelines were not authorized under the franchise with RGVG and were otherwise unlawful without the consent of, and the payment of compensation to, the City. The City also claims that when RGVG began to operate pipelines it did not own, such activities were not within the franchise and not otherwise consented to by the City. Consequently, the City contends that all non-LDC owned pipelines (which includes all of Valero Transmission, L.P.'s transmission and gathering lines in City rights-of-way) are "trespassing", and the Valero defendants must agree to a franchise or face removal by injunction.

Further, the City contends that it is entitled to compensation for the past presence of such pipelines in city property without consent, and for the use of such pipelines to facilitate the past and present sales of gas, both for resale and to direct end users, by any person or entity other than the LDC. Additionally, the City contends that RGVG has breached the franchise agreement by failing to pay all franchise fees owed because it did not include in the "gross sales" figure such incidental revenues as bad check fees, late payment charges, hook-up and disconnect fees, and transportation revenues. The City seeks to assert against the Valero defendants derivative liability for all of RGVG's acts and omissions.

The latest pleading seeks actual damages in excess of $15 million, unspecified punitive damages, and injunctive relief against six Valero entities: Valero Energy Corporation (now known as GTT), Valero Transmission Company (now known as PG&E Texas Pipeline Company), Valero Natural Gas Company (now known as PG&E Natural Gas Company), Reata Industrial Gas Company (now known as Valero Gas Marketing Company), Valero Transmission, L.P. (now known as PG&E Texas Pipeline, L.P.), and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P.), and two Southern Union entities: Southern Union Company ("SU") and Mercado Gas Services, Inc.

Trial was originally set in the Edinburg matter for September 9, 1996, but did not commence due to the disqualification on August 21, 1996, of the original judge. The new judge has set a jury trial for June 15, 1998.

        2. City of Mercedes v. Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P.) and Reata Industrial Gas Company (now known as Valero Gas Marketing Company) (92nd State District Court of Hidalgo County, Texas).

A lawsuit filed by the City of Mercedes on April 16, 1997, is currently pending against Valero Gas Marketing Company and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P.). On September 4, 1997, Mercedes amended its petition to include class action claims and requested to be named as class representative for a statewide class consisting of all Texas municipal corporations, municipalities, towns, and villages, excluding the cities of Edinburg and Weslaco (both of which filed separate actions), in which any of the defendants have sold or supplied gas, or used public rights-of-way to transport gas.

The defendants, gas marketers, have never had any ownership or operation of any pipelines. Plaintiff asserts these marketing companies have operated as "ghost pipelines" that have "used" public property without consent or franchise from the cities in which the defendants have sold gas. Plaintiff alleges that state law requires the defendants have specific prior city consent by ordinance in order to transact business in or through city limits. The plaintiff alleges various tort and statutory claims against the defendants for failure to secure such consent.

Plaintiff has requested a damage award, but has not specified an amount.

Defendants' motion to transfer venue to Bexar County, Texas is currently pending. On September 10, 1997, defendants also filed a motion to disqualify or recuse the presiding judge of the 92nd State District Court which is still pending. The disqualification/recusal motion must be decided before the venue motions, plaintiffs' request for class certification, or any other matters can be decided. If a class is certified, defendants anticipate that they will challenge such certification.

        3.  City of San Benito, City of Primera, and City of Port Isabel
v. Rio Grande Valley Gas Company, Valero Energy Corporation (now known as GTT), Southern Union Company, et al., 107th State District Court, Cameron County, Texas.

On December 31, 1996, a complaint was filed by the Texas cities of San Benito, Primera, and Port Isabel against RGVG, Valero (now known as
GTT), Valero Natural Gas Company (now known as PG&E Texas Natural Gas Company), Reata Industrial Gas Company (now known as Valero Gas Marketing Company), Reata Industrial Gas L.P. (now known as PG&E Reata Energy, L.P.), Valero Transmission L.P. (now known as PG&E Texas Pipeline, L.P.), and Valero Transmission Company (now known as VT Company), and two Southern Union entities: Southern Union Company ("SU") and Mercado Gas Services, Inc. On November 4, 1997, the cities of San Benito, Primera, and Port Isabel filed an amended petition and amended motion for class action certification, and dismissed the SU defendants. The amended petition named as defendants GTT and all of its subsidiaries (excluding the Canadian gas trading company and power trading company), PG&E Gas Transmission Teco, Inc. and its subsidiaries, and PG&E Energy Trading Corporation.

In the amended petition, plaintiffs allege, among other things that
(i) the defendants that own or operate pipelines (in their capacities as merchants or transporters) have occupied city property and conducted pipeline operations without the cities' consent and without compensating the cities for use of the cities' properties and (ii) the defendants that are gas marketers have failed to pay cities for accessing and utilizing pipelines located in the cities to flow gas under city streets to end use gas customers. The petition also alleges various tort and statutory claims against defendants for failure to secure the consents.

On November 5, 1997, the court certified a class consisting of every incorporated municipality in Texas (excepting the cities of Edinburg, Mercedes, and Weslaco, which have filed separate actions) where any of the defendants engaged in business activities related to natural gas or natural gas liquids. The court named the cities of San Benito, Primera, and Port Isabel as class representatives.

Defendants' motion to transfer venue of this case to Bexar County, Texas is currently pending.

        4.  Other Franchise Fee Litigation

In addition to the three cases described above, involving the cities of Edinburg, Mercedes, San Benito, Primera, and Port Isabel, there are four lawsuits involving claims of a similar nature.

In 1996, the South Texas cities of Alton and Donna also independently intervened as plaintiffs in the Edinburg lawsuit filed in the 92nd State District Court in Hidalgo County. Subsequently, in July 1996, these lawsuits were severed from the Edinburg lawsuit. The claims asserted by the cities of Alton and Donna are substantially similar to the Edinburg litigation claims. Damages are not quantified.

In December 1996, two additional lawsuits were filed in South Texas making allegations substantially similar to those in the City of Edinburg litigation: (City of La Joya v. Rio Grande Valley Gas Company, Valero Energy Corporation, Southern Union Company, et al., 92nd State District Court, Hidalgo County, Texas (filed December 27,
1996), and City of San Juan, City of La Villa, City of Penitas, City of Edcouch, and City of Palmview v. Rio Grande Valley Gas Company, Valero Energy Corporation, Southern Union Company, et al., 93rd State District Court, Hidalgo County, Texas (filed December 27, 1996).)

The City of La Joya filed its lawsuit on its own behalf and as a putative class representative on behalf of all similarly situated cities against the same defendants sued in the Edinburg case. The same Southern Union entities in the Edinburg suit have also been named in this suit.

The factual allegations and claims asserted in the lawsuit filed by the city of La Joya, and in the lawsuit filed by the cities of San Juan, Lavilla, Penitas, Edcouch, and Palmview, are similar to the claims made in the lawsuit filed by the cities of San Benito, Primera, and Port Isabel. Defendants' motion to transfer venue of both cases to Bexar County, Texas is also currently pending.

Finally, on April 17, 1997, a complaint was filed by the South Texas city of Weslaco. (City of Weslaco v. Reata Industrial Gas, L.P., et al., 92nd State District Court, Hidalgo County, Texas). Weslaco sued Valero Natural Gas Company (now known as PG&E Texas Natural Gas Company), Reata Industrial Gas Company (now known as Valero Gas Marketing Company) and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy L.P.) The causes of action alleged are identical to those alleged in the City of Mercedes case. Defendants' motion to transfer venue to Bexar County, Texas is currently pending. Defendants have also filed a motion to disqualify or recuse the presiding judge which is also pending.

The Corporation believes that the ultimate outcome of the Texas franchise fee cases described above will not have a material adverse impact on its financial position.


Item 5.     Other Information
            -----------------

A.  Ratio of Earnings to Fixed Charges and Ratio of Earnings to
    Combined Fixed Charges and Preferred Stock Dividends

PG&E's earnings to fixed charges ratio for the nine months ended September 30, 1997, was 3.23. PG&E's earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 1997, was 2.99. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-
61959, relating to PG&E's various classes of debt and first preferred stock outstanding.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a)  Exhibits:

     Exhibit 10.1 Asset Purchase Agreement by and among New England Power Company, The Narragansett Electric Company, and USGen Acquisition Corporation, dated as of August 5, 1997 (1)

     Exhibit 10.2* Agreement regarding certain payments between US Generating Company and Joseph Kearney (1)

---------------------------
(1) Filed only as exhibits to the Quarterly Report on Form 10-Q filed by PG&E Corporation under Commission File Number 1-12609.

*Management contract or compensatory plan or arrangement. Confidential treatment of omitted information has been requested. Omitted information has been filed separately with the Commission.

     Exhibit 11         Computation of Earnings Per Common Share

     Exhibit 12.1       Computation of Ratios of Earnings to Fixed
                        Charges

     Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     Exhibit 27.1 Financial Data Schedule for the nine months ended September 30, 1997, for PG&E Corporation

     Exhibit 27.2 Financial Data Schedule for the nine months ended September 30, 1997, for PG&E

(b) Reports on Form 8-K during the third quarter of 1997 and through the date hereof (2):

        1.  July 22, 1997
            Item 5.  Other Events
            A.  Performance Incentive Plan - Year to Date
                        Financial Results

        2.  August 6, 1997
            Item 5.  Other Events
            A.  Acquisitions
            B.  Gas Accord

        3.  September 10, 1997
            Item 5.  Other Events
            A.  Electric Industry Restructuring

        4.  September 16, 1997
            Item 5.  Other Events
            A. California Public Utilities Commission Proceedings

        5.  October 16,  1997
            Item 5.  Other Events
            A.  Performance Incentive Plan - Year to Date
                        Financial Results

---------------------------
(2) Unless otherwise noted, all Reports on Form 8-K were filed under both Commission File Number 1-12609 (PG&E Corporation) and
     Commission File Number 1-2348 (PG&E).

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                              PG&E CORPORATION

                               and

                              PACIFIC GAS AND ELECTRIC COMPANY




                                    CHRISTOPHER P. JOHNS
November 12, 1997             By_____________________________________
                                CHRISTOPHER P. JOHNS
                                Vice President and Controller
                                (PG&E Corporation)
                                Vice President and Controller
                                Pacific Gas and Electric Company)

                                EXHIBIT INDEX

Exhibit No.             Description of Exhibit


Exhibit 11      Computation of Earnings Per Common Share

Exhibit 12.1    Computation of Ratios of Earnings to Fixed
                Charges

Exhibit 12.2    Computation of Ratios of Earnings to Combined
                Fixed Charges and Preferred Stock Dividends

Exhibit 27.1 Financial Data Schedule for the nine months ended September 30, 1997, for PG&E Corporation

Exhibit 27.2 Financial Data Schedule for the nine months ended September 30, 1997, for PG&E