Form 10-Q
period 1999-09-30
PACIFIC GAS & ELECTRIC CO
filed 1999-10-15
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                   OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________to ___________

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

Pacific Gas and Electric Company        PG&E Corporation
77 Beale Street                         One Market, Spear Tower
P.O. Box 770000                         Suite 2400
San Francisco, California 94177         San Francisco,
California 94105
-----------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)

Pacific Gas and Electric Company        PG&E Corporation
(415) 973-7000                          (415) 267-7000
-----------------------------------------------------------------
          Registrant's telephone number, including area code

Indicate by check mark whether the registrants (1) have
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90
days.
          Yes     X                     No
             ----------                   ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding October 6, 1999:
PG&E Corporation                     383,979,721 shares
Pacific Gas and Electric Company     Wholly owned by PG&E Corporation

PG&E CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
TABLE OF CONTENTS

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         PG&E CORPORATION
            STATEMENT OF CONSOLIDATED INCOME........................1
            CONSOLIDATED BALANCE SHEET..............................2
            STATEMENT OF CONSOLIDATED CASH FLOWS ...................4
         PACIFIC GAS AND ELECTRIC COMPANY
            STATEMENT OF CONSOLIDATED INCOME........................5
            CONDSOLIDATED BALANCE SHEET.............................6
            STATEMENT OF CONSOLIDATED CASH FLOWS....................8
         NOTE 1:  GENERAL...........................................9
         NOTE 2:  CALIFORNIA ELECTRIC INDUSTRY RESTRUCTURING........9
         NOTE 3:  PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS..16
         NOTE 4:  ACQUISITIONS AND SALES...........................17
         NOTE 5:  UTILITY OBLIGATED MANDATORILY REDEEMABLE
                  PREFERRED SECURITIES OF TRUST HOLDING
                  SOLELY UTILITY SUBORDINATED DEBENTURES...........18
         NOTE 6:  COMMITMENTS AND CONTINGENCIES....................18
         NOTE 7:  SEGMENT INFORMATION..............................21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ....................23
         COMPETITIVE AND REGULATORY ENVIRONMENT....................24
            The Competitive Environment in the Evolving
            Energy Industry........................................24
            California Industry Restructuring......................25
            New England Electricity Market.........................32
            Regulatory Matters.....................................33
         RESULTS OF OPERATIONS.....................................37
         LIQUIDITY AND FINANCIAL RESOURCES.........................43
         ENVIRONMENTAL MATTERS.....................................45
         YEAR 2000.................................................46
         PRICE RISK MANAGEMENT ACTIVITIES..........................47
         LEGAL MATTERS.............................................48
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.........................................49

PART II. OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS.........................................50
ITEM 5.  OTHER INFORMATION.........................................50
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................51
SIGNATURE..........................................................52

PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
STATEMENT OF CONSOLIDATED INCOME
(in millions, except per share amounts)

                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                                  1999         1998             1999         1998
                                                --------     --------         --------     --------
Operating Revenues
Utility                                         $  2,587     $  2,563         $  6,905     $  6,706
Energy commodities and services                    3,793        2,744            9,552        7,741
                                                --------     --------         --------     --------
Total operating revenues                           6,380        5,307           16,457       14,447
                                                --------     --------         --------     --------

Operating Expenses
Cost of energy for utility                           864          724            2,183        1,982
Cost of energy commodities and services            3,556        2,560            8,842        7,184
Operating and maintenance, net                       788          759            2,360        2,330
Depreciation, amortization, and decommissioning      680          737            1,684        1,403
                                                --------     --------         --------     --------
Total operating expenses                           5,888        4,780           15,069       12,899
                                                --------     --------         --------     --------
Operating Income                                     492          527            1,388        1,548
Interest expense, net                               (191)        (193)            (584)        (586)
Other income, net                                     20           18               80           25
                                                --------     --------         --------     --------
Income Before Income Taxes                           321          352              884          987
Income taxes                                         138          142              365          464
                                                --------     --------         --------     --------

Net Income                                      $    183     $    210         $    519     $    523
                                                ========     ========         ========     ========

Weighted Average Common Shares
Outstanding                                          367          382              369          382

Earnings Per Common Share, Basic                $    .50     $    .55         $   1.41     $   1.37
Earnings Per Common Share, Diluted              $    .50     $    .55         $   1.40     $   1.37

Dividends Declared Per Common Share             $    .30     $    .30         $    .90     $    .90


The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEET (in millions)
Balance at                                                        September 30,     December 31,
                                                                       1999             1998
                                                                  -------------     ------------
ASSETS
Current Assets
Cash and cash equivalents                                             $    269        $    286
Short-term investments                                                      37              55
Accounts receivable
   Customers, net                                                        1,631           1,856
   Energy marketing                                                        770             507
Price Risk Management                                                      707           1,416
Inventories and prepayments                                                799             835
                                                                      --------        --------
Total current assets                                                     4,213           4,955
Property, Plant, and Equipment
Utility                                                                 22,783          23,996
Non-utility
   Electric generation                                                   1,906           1,967
   Gas transmission                                                      3,391           3,347
Construction work in progress                                              425             407
Other                                                                      177             127
                                                                      --------        --------
Total property, plant, and equipment (at original cost)                 28,682          29,844
Accumulated depreciation and decommissioning                           (11,179)        (12,026)
                                                                      --------        --------
Net property, plant, and equipment                                      17,503          17,818

Other Noncurrent Assets
Regulatory assets                                                        5,363           6,347
Nuclear decommissioning funds                                            1,225           1,172
Other                                                                    3,182           2,942
                                                                      --------        --------
Total noncurrent assets                                                  9,770          10,461
                                                                      --------        --------
TOTAL ASSETS                                                          $ 31,486        $ 33,234
                                                                      ========        ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEET (in millions)
Balance at                                                         September 30,    December 31,
                                                                       1999             1998
                                                                   ------------     ------------
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings                                                 $    962        $  1,644
Current portion of long-term debt                                          537             338
Current portion of rate reduction bonds                                    286             290
Accounts payable
   Trade creditors                                                         777           1,001
   Other                                                                   540             443
   Regulatory balancing accounts                                           934              79
   Energy marketing                                                        660             381
Accrued taxes                                                              412             103
Price risk management                                                      725           1,412
Other                                                                    1,017           1,064
                                                                      --------        --------
Total current liabilities                                                6,850           6,755

Noncurrent Liabilities
Long-term debt                                                           6,845           7,422
Rate reduction bonds                                                     2,108           2,321
Deferred income taxes                                                    3,223           3,861
Deferred tax credits                                                       241             283
Other                                                                    3,669           3,746
                                                                      --------        --------
Total noncurrent liabilities                                            16,086          17,633

Preferred Stock of Subsidiaries                                            480             480
Utility Obligated Mandatorily Redeemable Preferred Securities of
   Trust Holding Solely Utility Subordinated Debentures                    300             300
Common Stockholders' Equity
   Common stock, no par value, authorized 800,000,000 shares,
      issued 384,033,110 and 382,603,564 shares                          5,904           5,862
   Common stock held by subsidiary, at cost, 16,600,000 shares            (531)              -
   Reinvested earnings                                                   2,397           2,204
                                                                      --------        --------
Total common stockholders' equity                                        7,770           8,066
Commitments and Contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 31,486        $ 33,234
                                                                      ========        ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS (in millions)
For the nine months ended September 30,                              1999              1998
                                                                  ----------        ----------
Cash Flows From Operating Activities
Net income                                                        $     519         $     523
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and decommissioning                     1,684             1,403
   Deferred income taxes and tax credits-net                           (652)             (309)
   Other deferred charges and noncurrent liabilities                   (729)             (682)
   Loss on sale of assets                                                 -                22
Net effect of changes in operating assets
      and liabilities:
      Accounts receivable - trade                                      (225)              704
      Regulatory balancing accounts payable                             855               618
      Inventories and prepayments                                        36               (45)
      Price risk management assets and liabilities, net                  22                 2
      Accounts payable - trade                                         (224)             (118)
      Accrued taxes                                                     309               501
      Other working capital                                              64              (101)
   Other-net                                                            346                (3)
                                                                  ---------         ---------
Net cash provided by operating activities                             2,005             2,515
                                                                  ---------         ---------

Cash Flows From Investing Activities
Capital expenditures                                                 (1,058)           (1,262)
Proceeds from the sale of assets                                      1,014                58
Other-net                                                               108              (190)
                                                                  ---------         ---------
Net cash used by investing activities                                    64            (1,394)
                                                                  ---------         ---------

Cash Flows From Financing Activities
Net (repayments) borrowings under credit facilities                    (682)              507
Long-term debt issued                                                     -               137
Long-term debt matured, redeemed, or repurchased                       (611)           (1,295)
Preferred stock redeemed or repurchased                                   -              (105)
Common stock issued                                                      44                48
Common stock repurchased                                               (534)           (1,159)
Dividends paid                                                         (335)             (377)
Other-net                                                                14                37
                                                                  ---------         ---------
Net cash used by financing activities                                (2,104)           (2,207)
                                                                  ---------         ---------
Net Change in Cash and Cash Equivalents                                 (35)           (1,086)
Cash and Cash Equivalents at January 1                                  341             1,397
                                                                  ---------         ---------
Cash and Cash Equivalents at September 30                         $     306         $     311
                                                                  =========         =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                       $     518         $     527
      Income taxes (net of refunds)                                     589               264

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONSOLIDATED INCOME (in millions)
                                                Three months ended           Nine months ended
                                                  September 30,                September 30,
                                                  1999       1998             1999       1998
                                                --------   --------         --------   --------
Electric utility                                $  2,189   $  2,226         $  5,550   $  5,496
Gas utility                                          398        337            1,355      1,210
                                                --------   --------         --------   --------
Total operating revenues                           2,587      2,563            6,905      6,706
                                                --------   --------         --------   --------

Operating Expenses
Cost of electric energy                              746        650            1,681      1,577
Cost of gas                                          118         74              502        405
Operating and maintenance, net                       615        632            1,849      2,002
Depreciation, amortization, and decommissioning      622        695            1,513      1,292
                                                --------   --------         --------   --------
Total operating expenses                           2,101      2,051            5,545      5,276
                                                --------   --------         --------   --------
Operating Income                                     486        512            1,360      1,430
Interest expense, net                               (148)      (154)            (450)      (475)
Other income, net                                      8         15               30         79
                                                --------   --------         --------    -------
Income Before Income Taxes                           346        373              940      1,034
Income taxes                                         161        168              424        480
                                                --------   --------         --------    -------
Net Income                                           185        205              516        554

Preferred dividend requirement                         6          6               18         21
                                                --------   --------         --------    -------

Income Available for Common Stock               $    179   $    199         $    498    $   533
                                                ========   ========         ========    =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (in millions)
Balance at
                                                                 September 30,    December 31,
                                                                     1999             1998
                                                                 ------------     -----------
ASSETS
Current Assets
Cash and cash equivalents                                         $      84         $     73
Short-term investments                                                   20               17
Accounts receivable
   Customers, net                                                     1,255            1,383
   Related parties                                                        5               14
Inventories
   Fuel oil and nuclear fuel                                            163              187
   Gas stored underground                                               152              130
   Materials and supplies                                               163              159
Prepayments                                                              36               50
                                                                  ---------        ---------
Total current assets                                                  1,878            2,013

Property, Plant, and Equipment
Electric                                                             15,592           16,924
Gas                                                                   7,191            7,072
Construction work in progress                                           202              273
                                                                  ---------        ---------
Total property, plant, and equipment (at original cost)              22,985           24,269
Accumulated depreciation and decommissioning                        (10,409)         (11,397)
                                                                  ---------        ---------
Net property, plant, and equipment                                   12,576           12,872

Other Noncurrent Assets
Regulatory assets                                                     5,306            6,288
Nuclear decommissioning funds                                         1,225            1,172
Other                                                                   756              605
                                                                   --------         --------
Total noncurrent assets                                               7,287            8,065
                                                                   --------         --------
TOTAL ASSETS                                                       $ 21,741         $ 22,950
                                                                   ========         ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (in millions)
Balance at
                                                                 September 30,    December 31,
                                                                     1999             1998
                                                                 ------------     -----------
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings                                              $     77         $    668
Current portion of long-term debt                                       443              260
Current portion of rate reduction bonds                                 286              290
Accounts payable
   Trade creditors                                                      618              718
   Related parties                                                       50               60
   Regulatory balancing accounts                                        934               79
   Other                                                                355              374
Accrued taxes                                                           233                2
Deferred income taxes                                                    26                3
Other                                                                   564              558
                                                                   --------          -------
Total current liabilities                                             3,586            3,012

Noncurrent Liabilities
Long-term debt                                                        5,025            5,444
Rate reduction bonds                                                  2,108            2,321
Deferred income taxes                                                 2,280            3,060
Deferred tax credits                                                    241              283
Other                                                                 2,233            2,045
                                                                   --------          -------
Total noncurrent liabilities                                         11,887           13,153

Preferred Stock With Mandatory Redemption Provisions
   6.30% and 6.57%, outstanding 5,500,000 shares, due 2002-2009         137              137
Company Obligated Mandatorily Redeemable Preferred Securities of
   Trust Holding Solely Utility Subordinated Debentures
   7.90%, 12,000,000 shares due 2025                                    300              300
Stockholders' Equity
Preferred stock without mandatory redemption provisions
     Nonredeemable - 5% to 6%, outstanding 5,784,825 shares             145              145
     Redeemable - 4.36% to 7.04%, outstanding 5,973,456 shares          142              142
Common stock, $5 par value, authorized 800,000,000 shares,
   issued and outstanding 321,314,760 and 341,353,455                 1,607            1,707
Additional paid in capital                                            1,971            2,094
Reinvested earnings                                                   1,966            2,260
                                                                   --------         --------
Total stockholders' equity                                            5,831            6,348
Commitments and Contingencies (Notes 2 and 6)                             -                -
                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 21,741         $ 22,950
                                                                   ========         ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS (in millions)
For the nine months ended September 30,                               1999              1998
                                                                  -----------       -----------
Cash Flows From Operating Activities
Net income                                                         $     516       $       554
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and decommissioning                     1,513             1,292
   Deferred income taxes and tax credits-net                            (799)             (297)
   Other deferred charges and noncurrent liabilities                    (496)              162
Net effect of changes in operating assets
      and liabilities:
      Accounts receivable                                                128               339
      Regulatory balancing accounts payable                              855               269
      Inventories and prepayments                                         12                 7
      Accounts payable - trade                                          (100)              116
      Accrued taxes                                                      231               265
      Other working capital                                              (10)               24
    Other-net                                                             76                24
                                                                   ---------         ---------
Net cash provided by operating activities                              1,926             2,755
                                                                   ---------         ---------

Cash Flows From Investing Activities
Capital expenditures                                                    (848)             (963)
Proceeds from sale of assets                                           1,014                 -
Other-net                                                                 21               297
                                                                   ---------         ---------
Net cash provided (used) by investing activities                         187              (666)
                                                                   ---------         ---------

Cash Flows From Financing Activities
Net repayments under credit facilities                                  (591)                -
Long-term debt matured, redeemed, or repurchased                        (474)           (1,175)
Preferred stock redeemed or repurchased                                    -              (107)
Common stock repurchased                                                (725)           (1,600)
Dividends paid                                                          (309)             (337)
                                                                   ---------         ---------
Net cash used by financing activities                                 (2,099)           (3,219)
                                                                   ---------         ---------
Net Change in Cash and Cash Equivalents                                   14            (1,130)
Cash and Cash Equivalents at January 1                                    90             1,223
                                                                   ---------         ---------
Cash and Cash Equivalents at September 30                           $    104         $      93
                                                                   =========         =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                         $    363         $     401
      Income taxes (net of refunds)                                      852               587

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

   The Utility's financial position and results of operations are the principal factors affecting the Corporation's consolidated financial position and results of operations. This quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1998 Annual Report on Form 10-K, and the Corporation's and the Utility's other reports filed with the Securities and Exchange Commission since their 1998 Form 10-K was filed.

   PG&E Corporation and the Utility believe that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 1999 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

NOTE 2: CALIFORNIA ELECTRIC INDUSTRY RESTRUCTURING

In 1998, California became one of the first states in the country to implement electric industry restructuring legislation and establish a competitive market for electric generation. In a transition to a competitive market, the restructuring legislation recognized that market-based revenues may not be sufficient to recover (that is, collect from customers) all of the Utility's generation costs. The restructuring legislation provides the California investor-owned utilities the opportunity to recover such uneconomic generation costs (called transition costs) until the earlier of December 31, 2001, or when the utilities have recovered their authorized transition costs as determined by the California Public Utilities Commission
(CPUC). The period during which transition costs may be recovered is called the transition period. The legislation permits certain transition costs to be recovered after the transition period.

   The restructuring legislation has four principal elements: (1) the establishment of a competitive market framework, (2) an electric rate freeze and rate reduction, (3) the recovery of transition costs, and (4) divestiture of utility-owned generation facilities. Each element is discussed below.

Competitive Market Framework:
-----------------------------
To create a competitive generation market, a Power Exchange (PX) and an Independent System Operator (ISO) began operating on March 31, 1998. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. Also during the transition period, the Utility is required to buy from the PX all electricity needed to provide service to retail customers that continue to choose the Utility as their electricity supplier. The ISO schedules delivery of electricity for all market participants. The Utility continues to own and maintain a portion of the transmission system, but the ISO controls the operation of the system.

   Among other changes to the ISO and PX market structure, on October 1, 1999, the ISO increased the price limitation on acceptable bids for electricity and ancillary services (standby power and miscellaneous services) from $250 per megawatt hour to $750 per megawatt hour. The increased price limitation may increase the price volatility of energy and ancillary services purchased in ISO and PX markets. The ISO's authority to impose price limitations on acceptable bids will expire on November 15, 1999, unless extended by the Federal Energy Regulatory Commission (FERC). The Utility's cost of energy is recovered from retail customers under the terms of the restructuring plan.

   For the three- and nine-month periods ended September 30, 1999 and 1998, the cost of electric energy for the Utility, reflected on the Statement of Consolidated Income, is comprised of the cost of PX purchases, ancillary services purchased from the ISO, cost of transmission, and the cost of Utility generation, net of sales to the PX as follows:

                                               Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                               1999         1998             1999         1998
                                             --------     --------         --------     --------
(in millions)
Cost of electric generation                  $    409     $    562         $  1,177     $  1,526
Cost of purchases from the PX                     384          380              710          490
Cost of ancillary services                        170          179              391          265
Proceeds from sales to the PX                    (217)        (471)            (597)        (704)
                                             --------     --------         --------     --------
Cost of electric energy                      $    746     $    650         $  1,681     $  1,577
                                             --------     --------         --------     --------

Rate Freeze and Rate Reduction:
-------------------------------
Legislation required an electric rate freeze and an electric rate reduction to extend throughout the transition period. The Utility has held rates for its larger customers at 1996 levels, and it will hold their rates at that level until the end of the transition period. On January 1, 1998, the Utility reduced electric rates for its residential and small commercial customers by 10 percent from 1996 levels, and it will hold their rates at that level until the end of the transition period. Collectively, these actions are called a rate freeze.

   To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion of its transition costs with the proceeds from rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. During the rate freeze, the rate reduction bond debt service will not increase the Utility customers' electric rates. If the transition period ends before December 31, 2001, the Utility will be obligated to return a portion of the bond proceeds to customers. The timing and exact amount of such portion, if any, has not yet been determined.

   The frozen rates include a component for transition cost recovery. Transition costs are being recovered from all Utility distribution customers through a nonbypassable charge regardless of the customer's choice of electricity supplier. As the customer charge for transition costs is nonbypassable, the Utility believes that the availability of choice to its customers will not have a material impact on its ability to recover transition costs.

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, and rate reduction bond debt service. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competitive transition charge (CTC), which recovers the transition costs. These CTC revenues are subject to seasonal fluctuations in the Utility's sales volumes and certain other factors.

Transition Cost Recovery:
-------------------------
Market-based revenues through sales to the PX may not be sufficient to recover all of the Utility's generation costs. Under the California restructuring legislation, the Utility has the opportunity to recover its transition costs until the earlier of December 31, 2001, or when the Utility has recovered its authorized transition costs as determined by the CPUC, although certain transition costs can be recovered after the transition period. At the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues.

   Transition costs consist of: (1) above-market sunk costs (costs associated with Utility-owned generation assets that are fixed and unavoidable and included in the Utility customers' electric rates) and future costs, such as costs related to removal of Utility-owned generation facilities, (2) costs associated with the Utility's long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods, to be included in rates in subsequent periods.)

   Above-market sunk costs result when the book value of a facility is in excess of its market value. Conversely, below-market sunk costs result when the market value of a facility is in excess of its book value. The total amount of generation facility costs to be included as transition costs will be based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. These above- and below-market sunk costs are related to generating facilities that are classified as either non-nuclear or nuclear sunk costs.

   The Utility cannot determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until a market valuation process (through appraisal, sale, or other valuation method) is completed for each of its non-nuclear generation facilities. Several of these valuations occurred in 1997 and 1998, when the Utility agreed to sell seven of its electric generation plants to third parties. The total market value of these facilities resulted in sales proceeds that exceeded the book value and therefore has reduced the amount of transition costs remaining to be recovered. The remainder of the valuation process is expected to be completed by December 31, 2001. The Utility's remaining non-nuclear generation facilities consist primarily of its hydroelectric generation system. On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. The Utility plans to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. If the market value of the Utility's hydroelectric facilities is determined based upon any method other than a sale of the facilities to a third party, a material charge to Utility earnings could result. Any excess of market value over book value would be used to reduce other transition costs. (See Generation Divestiture below.)

   Nuclear generation sunk costs were determined separately through a CPUC proceeding and were subject to a final verification audit that was completed in August 1998. The audit of the Utility's Diablo Canyon Nuclear Power Plant (Diablo Canyon) accounts at December 31, 1996, resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, that questioned $200 million of the $3.3 billion sunk costs. The CPUC will review any proposed adjustments to Diablo Canyon's recoverable costs that resulted from the report. At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

   Costs associated with the Utility's long-term contracts to purchase electric power at above-market prices are included as transition costs. Over the remaining life of these contracts the Utility estimates that it will purchase 322 million megawatt-hours of electric power. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. The contracts expire at various dates through 2028. The total amount of the above-market costs under long-term contracts will be based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. During the nine-month period ended September 30, 1999, the average price paid per kilowatt-hour
(kWh) under the Utility's long-term contracts for electric power was 6.4 cents per kWh. The average cost of electric energy for energy purchased at market rates from the PX for the nine-month period ended September 30, 1999, was 3.3 cents per kWh.

   Generation-related regulatory assets and obligations (net generation-related regulatory assets) are included as transition costs. At September 30, 1999, the Utility's generation-related net regulatory assets totaled $4.4 billion.

   Most transition costs can be recovered until December 31, 2001. This recovery period is significantly shorter than the recovery period of the generation assets prior to restructuring and is referred to as accelerated recovery. Accordingly, the Utility is amortizing its transition costs, including most generation-related regulatory assets over the transition period. During the transition period, the Utility is receiving a reduced return on common equity for all of its generation assets, including those generation assets reclassified to regulatory assets. The reduced return on common equity is 6.77 percent.

   Certain transition costs can be recovered through a non-bypassable charge to distribution customers after the transition period. These costs include:
(1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, (3) up to $95 million of transition costs after the transition period to the extent that the recovery of such costs during the transition period was displaced by the recovery of electric industry restructuring implementation costs, and (4) transition costs financed by the rate reduction bonds. Transition costs financed by the issuance of rate reduction bonds are expected to be recovered over the term of the bonds. In addition, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission the nuclear facility. During the rate freeze the charge for these costs will not increase the Utility customers' electric rates. Excluding these exceptions, the Utility will write off any transition costs not recovered during the transition period.

   Revenues provided for the recovery of most non-nuclear transition costs are based upon the acceleration of such costs within the transition period. For Diablo Canyon transition costs, revenues provided for transition cost recovery are based on: (1) an established incremental cost incentive price
(ICIP) per kWh generated by Diablo Canyon to recover certain ongoing costs and capital additions, and (2) the accelerated recovery of the investment in Diablo Canyon from a period ending in 2016 to a five-year period ending December 31, 2001. On September 1, 1999, a proposed decision was issued by an administrative law judge of the CPUC that, among other matters, would terminate the Utility's ability to continue to recover revenues related to Diablo Canyon based on the ICIP once the Utility has completed recovery of all Utility-owned generation related transition costs. The Utility had argued that it should be entitled to rely on the CPUC decision establishing the ICIP mechanism which stated that the ICIP mechanism would continue through December 31, 2001. The proposed decision is subject to comment by the parties and change by the full CPUC before a final decision is issued. The CPUC is expected to issue a final decision in the near future.

   The Utility is amortizing its eligible transition costs, including generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the nonbypassable CTC. For the nine months ended September 30, 1999, regulatory assets related to electric utility restructuring decreased by $954 million, which reflects the recovery of eligible transition costs.

   During the transition period, the CPUC reviews the Utility's compliance with the accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. The CPUC is currently reviewing non-nuclear transition costs amortized during the first six months of 1998.

Generation Divestiture:
-----------------------
In 1998, the Utility completed the sale of three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and had a combined capacity of 2,645 megawatts (MW).

   On April 16, 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and had a combined capacity of 3,065 MW.

   On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. At the time of sale, these facilities had a combined book value of $244 million and had a combined capacity of 1,224 MW.

   The Utility has retained a liability for required environmental remediation related to any pre-closing soil or groundwater contamination at the plants which it has sold. The Utility records its estimated liability for the retained environmental remediation obligation as part of the determination of the gain or loss on the sale of each plant.

   The gains from the sale of the fossil-fueled generation plants were used to offset other transition costs. Likewise, the loss from the sale of the complex of geothermal generation facilities is being recovered as a transition cost.

   On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. The Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. Under the process proposed in the application, another subsidiary of PG&E Corporation, PG&E Generating Company (PG&EGen), would be permitted to participate in the auction on the same basis as other bidders.

   The proposed auction process is estimated to take at least 21 weeks after CPUC approval of the process. The CPUC proceedings related to the proposed auction are likely to be contentious and involve many interested parties.

   The sale of the hydroelectric facilities would be subject to certain conditions, including the approval of the FERC and other agencies to the transfer or re-issuance of various permits and licenses. In addition, FERC must approve assignment of the Utility's Reliability Must Run Contract with the ISO for any facility subject to such contract. Under the proposed purchase and sale agreement, the CPUC's approval of the proposed sale on terms acceptable to the Utility in its sole discretion is also a condition precedent to the closing of any sale.

   The CPUC may approve the Utility's auction application or rule that some other method of valuation is appropriate.

   At September 30, 1999, the book value of the Utility's net investment in hydroelectric generation assets was approximately $0.8 billion, excluding approximately $0.5 billion of net investment reclassified as regulatory assets recoverable as transition costs. The value of the hydroelectric assets is expected to exceed their book value by a material amount. Any excess of market value over the $0.8 billion book value would be used to reduce transition costs, including the remaining $0.5 billion of regulatory assets related to the hydroelectric generation assets. If the market value of the hydroelectric generation assets is determined by any method other than a sale of the assets to a third party, or if the winning bidder for any of the auctioned assets is PG&EGen, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. While transfer or sale to an affiliated entity such as PG&EGen may result in a material charge to income, PG&E Corporation does not believe sales of any generation facilities to a third party will have a material impact on its results of operations.

   If the value of the hydroelectric generation assets is significantly higher than the book value, the transition period could end before December 31, 2001.

Financial Impact of Electric Industry Restructuring:
----------------------------------------------------
The Utility's ability to continue recovering its transition costs will be dependent on several factors, including: (1) the continued application of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC, (3) the determined value of the Utility's hydroelectric generation facilities,
(4) future Utility sales levels, (5) future Utility fuel and operating costs,
(6) the extent to which the Utility's authorized revenues to recover distribution and transmission costs are increased or decreased, and (7) the market price of electricity. Given the current evaluation of these factors, PG&E Corporation believes that the Utility will recover its transition costs under the terms of the approved transition plan. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material charge.

NOTE 3: PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

The following table is a summary of the contract or notional amounts and maturities of PG&E Corporation's contracts used for non-hedging activities related to commodity price risk management as of September 30, 1999. Short and long positions pertaining to derivative contracts used for hedging activities as of September 30, 1999, are immaterial.

                                                               Maximum
Natural Gas, Electricity,                Purchase     Sale     Term in
and Natural Gas Liquids Contracts        (Long)     (Short)     Years
---------------------------------------------------------------------
(billions of MMBtu equivalents (1))

Non-Hedging Activities

Swaps                                     3.18        3.14        7
Options                                   1.13        0.99        5
Futures                                   0.29        0.30        2
Forward Contracts                         1.95        1.59       12

(1) One MMBtu is equal to one million British thermal units. PG&E Corporation's electric power contracts, measured in megawatts, were converted to MMBtu equivalents using a conversion factor of 10 MMBtu's per 1 megawatt-hour. PG&E Corporation's natural gas liquids contracts were converted to MMBtu equivalents using an appropriate conversion factor for each type of natural gas liquids product.

   Volumes shown for swaps represent notional volumes that are used to calculate amounts due under the agreements and do not represent volumes exchanged. Moreover, notional amounts are indicative only of the volume of activity and are not a measure of market risk.

   PG&E Corporation's net gains (losses) on swaps, options, futures, and forward contracts held during the three- and nine-month periods ended September 30, 1999 are as follows:


                                   For the three            For the nine
                                    months ended            months ended
                                 September 30, 1999      September 30, 1999
-----------------------------------------------------------------------------
(in millions)

Swaps                                     $   (7)           $    (5)
Options                                       30                 (5)
Futures                                       (3)               (23)
Forward contracts                            (35)                60
                                          ------             ------
Net gain (loss)                           $  (15)            $   27

The following table discloses the estimated fair values of price risk management assets and liabilities as of September 30, 1999. The ending and average fair values and associated carrying amounts of derivative contracts used for hedging purposes are not material as of September 30, 1999.

                                          Average             Ending
                                         Fair Value         Fair Value
--------------------------------------------------------------------------
(in millions)

Assets

Non-Hedging Activities

Swaps                                      $  743            $  301
Options                                       109               116
Futures                                       207               106
Forward Contracts                             685               506
                                           ------            ------
   Total                                   $1,744            $1,029

Noncurrent portion                                              322
Current portion                                              $  707

Liabilities

Non-Hedging Activities

Swaps                                      $  685            $  278
Options                                       116                79
Futures                                       235               122
Forward Contracts                             587               412
                                           ------            ------
   Total                                   $1,623            $  891

Noncurrent portion                                              166
Current portion                                              $  725

   The credit exposure of the five largest counterparties comprised approximately $245 million of the total credit exposure associated with financial instruments used to manage price risk. Counterparties considered to be investment grade or higher comprise 71 percent of the total credit exposure.


NOTE 4: ACQUISITIONS AND SALES

In September 1998, PG&E Corporation, through its indirect subsidiary USGen New England, Inc. (USGenNE), completed the acquisition of a portfolio of electric generating assets and power supply contracts from the New England Electric System (NEES). The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon an assessment of the fair values at the date of acquisition.

   Including fuel and other inventories and transaction costs, PG&E Corporation's financing requirements for this acquisition were approximately

$1.8 billion, funded through an aggregate of $1.3 billion PG&E Generating Company (PG&EGen) and USGenNE debt and a $425 million equity contribution from PG&E Corporation. (On June 1, 1999, U.S. Generating Company changed its name to PG&E Generating Company). The net purchase price has been allocated as follows: (1) electric generating assets of $2.3 billion classified as property, plant, and equipment; (2) receivable for support payments of $0.8 billion; and (3) contractual obligations of $1.3 billion classified as current liabilities and other noncurrent liabilities. The assets include hydroelectric, coal, oil, and natural gas generation facilities with a combined generating capacity of 4,000 MW. In addition, USGenNE assumed 23 multi-year power-purchase agreements representing an additional 800 MW of production capacity. USGenNE entered into agreements with NEES as part of the acquisition, which: (1) provide that NEES shall make support payments over the next ten years to USGenNE for the purchase power agreements; and (2) require that USGenNE provide electricity to NEES under contracts that expire over the next six to eleven years.


NOTE 5: UTILITY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY UTILITY SUBORDINATED DEBENTURES

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


NOTE 6: COMMITMENTS AND CONTINGENCIES

Nuclear Insurance:
------------------
The Utility has insurance coverage for property damage and business interruption losses as a member of Nuclear Electric Insurance Limited (NEIL). Under this insurance, if a nuclear generating facility suffers a loss due to a prolonged accidental outage, the Utility may be subject to maximum retrospective assessments of $17 million (property damage) and $6 million (business interruption), in each case per policy period, in the event losses exceed the resources of NEIL.

   The Utility has purchased primary insurance of $200 million for public liability claims resulting from a nuclear incident. The Utility has secondary financial protection which provides an additional $9.5 billion in coverage, which is mandated by federal legislation. It provides for loss sharing among utilities owning nuclear generating facilities if a costly incident occurs. If a nuclear incident results in claims in excess of $200 million, then the Utility may be assessed up to $176 million per incident, with payments in each year limited to a maximum of $20 million per incident.

Environmental Remediation:
--------------------------
The Utility may be required to pay for environmental remediation at sites where it has been or may be a potentially responsible party under the

Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. These sites include former manufactured gas plant sites, power plant sites, and sites used by it for the storage or disposal of potentially hazardous materials. Under federal and California laws, it may be responsible for remediation of hazardous substances, even if it did not deposit those substances on the site.

   The Utility records a liability when site assessments indicate remediation is probable and a range of reasonably likely cleanup costs can be estimated. The Utility reviews its remediation liability quarterly for each identified site. The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The remediation costs also reflect (1) current technology,
(2) enacted laws and regulations, (3) experience gained at similar sites, and (4) the probable level of involvement and financial condition of other potentially responsible parties. Unless there is a better estimate within this range of possible costs, the Utility records the lower end of this range.

   The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. A change in estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility had an accrued liability at September 30, 1999, of $296 million for hazardous waste remediation costs at identified sites, including divested fossil-fueled power plants.

   Of the $296 million liability, discussed above, the Utility has recovered $137 million and expects to recover $127 million in future rates.
Additionally, the Utility is mitigating its costs by obtaining recovery of its costs from insurance carriers and from other third parties as appropriate.

   Environmental remediation at identified sites may be as much as $481 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated. The Utility estimated this upper limit of the range of costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for cleanup costs at additional sites or outcomes change.

   Further, as discussed in Generation Divestiture above, the Utility will retain the pre-closing remediation liability associated with divested generation facilities.

   PG&E Corporation believes the ultimate outcome of these matters will not have a material impact on its or the Utility's financial position or results of operations.

Legal Matters:
--------------
Chromium Litigation:

Several civil suits are pending against the Utility in California state courts. The suits seek an unspecified amount of compensatory and punitive damages for alleged personal injuries resulting from alleged exposure to chromium in the vicinity of the Utility's gas compressor stations at Hinkley, Kettleman, and Topock, California. Currently, there are claims pending on behalf of approximately 1,650 individuals.

   The Utility is responding to the suits and asserting affirmative defenses. The Utility will pursue appropriate legal defenses, including statute of limitations or exclusivity of workers' compensation laws, and factual defenses, including lack of exposure to chromium and the inability of chromium to cause certain of the illnesses alleged.

   PG&E Corporation believes that the ultimate outcome of these matters will not have a material impact on its or the Utility's financial position or results of operations.

Texas Franchise Fee Litigation:

In connection with PG&E Corporation's acquisition of Valero Energy Corporation, now known as PG&E Gas Transmission Texas (PG&E GTT), PG&E GTT succeeded to the litigation described below.

   PG&E GTT and various of its affiliates are defendants in at least two class action suits and four separate suits filed by various Texas cities. Generally, these cities allege, among other things, that: (1) owners or operators of pipelines occupied city property and conducted pipeline operations without the cities' consent and without compensating the cities; and (2) the gas marketers failed to pay the cities for accessing and utilizing the pipelines located in the cities to flow gas under city streets. Plaintiffs also allege various other claims against the defendants for failure to secure the cities' consent. Damages are not quantified.

   In 1998, a jury trial was held in the separate suit brought by the City of Edinburg (the City). This suit involved, among other things, a particular franchise agreement entered into by a former subsidiary of PG&E GTT (now owned by Southern Union Gas Company (SU)) and the City and certain conduct of the defendants.

   On December 1, 1998, based on the jury verdict, the court entered a judgment in the City's favor, and awarded damages of $5.3 million, and attorneys' fees of up to $3.5 million plus interest. The court found that various PG&E GTT and SU defendants were jointly and severally liable for $3.3 million of the damages and all the attorneys' fees. Certain PG&E GTT subsidiaries were found solely liable for $1.4 million of the damages. The court did not clearly indicate the extent to which the PG&E GTT defendants could be found liable for the remaining damages. The PG&E GTT defendants are in the process of appealing the judgment.

   PG&E Corporation believes that the ultimate outcome of these matters could have a material adverse impact on its financial position or its results of operations.

The Utility's 1999 General Rate Case (GRC):
-------------------------------------------
In December 1997, the Utility filed its 1999 GRC application with the CPUC. During the GRC process, the CPUC examines the Utility's costs to determine the amount the Utility may charge customers. The Utility has requested distribution revenue increases to maintain and improve gas and electric distribution reliability, safety, and customer service. The requested revenues, as updated, include an increase of $445 million in electric base revenues and an increase of $377 million in gas base revenues over authorized 1998 revenues. The Office of Ratepayer Advocates (ORA) branch of the CPUC has recommended a decrease of $80 million in electric revenues and an increase of $104 million in gas base revenues. Recommendations by the ORA do not represent the positions of the CPUC.

   In December 1998, the CPUC issued a decision on interim rate relief in the GRC. The decision granted the Utility's request to increase its electric revenues by $445 million and its gas revenues by $377 million on an interim basis pending a decision in the GRC. The decision allows the Utility to reflect the revenue increases, resulting from the Utility request, in regulatory assets recorded under regulatory adjustment mechanisms approved by the CPUC. However, the decision does not increase any electric or gas rates billed to customers on an interim basis.

   The Utility's 1999 earnings are based on the authorized amount of revenues in effect during 1998 and do not include any portion of the requested revenue increase. When a final decision in the GRC is issued by the CPUC, the Utility's regulatory assets and net income will be adjusted to reflect the revenue approved in the final decision. Any such adjustment could have a material impact on the Utility's and PG&E Corporation's results of operations.


NOTE 7: SEGMENT INFORMATION

PG&E Corporation has identified five reporting operating segments. The Utility is one reportable operating segment and the other four are part of PG&E Corporation's National Energy Group. These five reportable operating segments provide different products and services and are subject to different forms of regulation or jurisdictions. PG&E Corporation's reportable segments are described below.

   Utility: PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company, provides natural gas and electric service to one of every 20 Americans.

   National Energy Group: PG&E Corporation's National Energy Group consists of PG&E Generating Company (PG&EGen) which develops, builds, operates, owns, and manages power generation facilities that serve wholesale and industrial customers; PG&E Gas Transmission (PG&E GT) which owns and operates approximately 9,000 miles of natural gas pipelines, approximately 500 miles of natural gas liquids pipelines, a storage facility, and natural gas processing plants in the Pacific Northwest (PG&E GT NW) and Texas (PG&E GTT); PG&E Energy Trading (PG&E ET) which purchases and sells energy commodities and provides risk management services to customers in major North American markets, including, serving PG&E Corporation's other non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers; and PG&E Energy Services (PG&E ES) which provides competitively priced electricity, natural gas, and related services to industrial, commercial, and institutional customers.

Segment information for the three- and nine-month periods ended September 30, 1999 and 1998, respectively, were as follows:

                                       National Energy Group
                                 ----------------------------------------------------
                                              PG&E GT                         Elimi-
                                          ----------------                    nations &
                        Utility  PG&EGen    NW      Texas   PG&E ET  PG&E ES  Other (1) Total
                        -------  -------  -------  -------  -------  -------  -------  -------
(in millions)

For the three-month period ended:
---------------------------------
September 30, 1999
Operating revenues     $ 2,584   $  273   $   42   $  161   $3,151   $  163  $    6    $ 6,380
Intersegment revenues        3        2       14       16      339        3    (377)         -
                       -------  -------  -------  -------  -------  -------  -------   -------
Total operating
   revenues              2,587      275       56      177    3,490      166    (371)     6,380

Net income                 179       19       18       (7)     (17)     (12)      3        183

September 30, 1998

Operating revenues     $ 2,562   $  151   $   45   $  397   $2,053   $   99  $    -    $ 5,307
Intersegment revenues        1        4       13       56      103        9    (186)         -
                       -------  -------  -------  -------  -------  -------  -------   -------
Total operating
   revenues              2,563      155       58      453    2,156      108    (186)     5,307

Net income                 199       30       16      (22)       -      (15)      2        210

For the nine-month period ended:
--------------------------------
September 30, 1999

Operating revenues     $ 6,898   $  814   $  127   $  871   $7,314   $  432  $    1    $16,457
Intersegment revenues        7        4       39       99      831       11    (991)         -
                       -------  -------  -------  -------  -------  -------  -------   -------
Total operating
   revenues              6,905      818      166      970    8,145      443    (990)    16,457

Net income                 498       70       46      (39)     (19)     (34)     (3)       519

Total assets at
   September 30, 1999   21,741    3,858    1,162    2,548    2,195      186    (204)    31,486

September 30, 1998

Operating revenues     $ 6,703   $  350   $  139   $1,261   $5,753   $  234  $    7    $14,447
Intersegment revenues        3        4       38      229      240        9    (523)         -
                       -------  -------  -------  -------  -------  -------  -------   -------
Total operating
   revenues              6,706      354      177    1,490    5,993      243    (516)    14,447

Net income                 533       73       46      (51)       -      (40)    (38)       523

Total assets at
   September 30, 1998   22,468    4,326    1,167    2,715    2,053      177    (188)    32,718

(1) Net income on intercompany positions recognized by segments using mark to market accounting is eliminated.  Intercompany transactions are also eliminated.  Corporation overhead is charged to each subsidiary.  Corporation interest expense and taxes are allocated to the National
Energy Group.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PG&E Corporation (the Corporation) is an energy-based holding company headquartered in San Francisco, California. PG&E Corporation's businesses provide energy services throughout North America. PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company (the Utility), provides natural gas and electric service to one of every 20 Americans. PG&E Corporation's four other businesses, known as the National Energy Group, provide a wide range of energy products and services through its wholesale and retail business operations.

   The National Energy Group consists of PG&E Generating Company (PG&EGen), formerly known as U.S. Generating Company, which develops, builds, operates, owns, and manages power generation facilities that serve wholesale and industrial customers; PG&E Gas Transmission (PG&E GT) which owns and operates approximately 9,000 miles of natural gas pipelines, approximately 500 miles of natural gas liquids pipelines, a storage facility, and natural gas processing plants in the Pacific Northwest (PG&E GT NW) and Texas (PG&E GTT); PG&E Energy Trading (PG&E ET) which purchases and sells energy commodities and provides risk management services to customers in major North American markets, including, serving PG&E Corporation's other non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers; and PG&E Energy Services (PG&E ES) which provides competitively priced electricity, natural gas, and related services to industrial, commercial, and institutional customers.

   This is a combined Quarterly Report on Form 10-Q of PG&E Corporation and Pacific Gas and Electric Company. It includes separate consolidated financial statements for each entity. The consolidated financial statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's other wholly owned and controlled subsidiaries. The consolidated financial statements of the Utility reflect the accounts of the Utility and its wholly owned subsidiaries. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1998 Annual Report on Form 10-K and the Corporation's and the Utility's other reports filed with the Securities and Exchange Commission since their 1998 Form 10-K was filed.

   This combined Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes", "speculates", and other similar expressions.

   Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include:
- the pace and extent of the ongoing restructuring of the electric and gas industries across the United States;
- operational changes related to industry restructuring, including changes in the Utility's business processes and systems;

- the method and timing of disposition and valuation of the Utility's hydroelectric generation assets;
- any changes in the amount the Utility is allowed to collect (recover) from its customers for certain costs which prove to be uneconomic under the new competitive market (called transition costs);
- the successful integration and performance of acquired assets;
- our ability to successfully compete outside our traditional regulated markets;
- internal and external Year 2000 software and hardware issues;
- the outcome of the Utility's various regulatory proceedings, including: the 1999 general rate case; the proposal to adopt performance based ratemaking
(PBR); the proposal to auction the Utility's hydroelectric generation assets; the transmission rate case applications; and post-transition period ratemaking proceedings;
- fluctuations in commodity gas and electric prices and our ability to successfully manage such price fluctuations; and
- the pace and extent of competition in the California generation market and its impact on the Utility's costs and resulting collection of transition costs.

   Although the ultimate impacts of the above factors are uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect. Each of these factors is discussed in greater detail in this MD&A.

   In this MD&A, we first discuss our competitive and regulatory environment. We then discuss earnings and changes in our results of operations for the three- and nine-month periods ended September 30, 1999 and 1998. Finally, we discuss liquidity and financial resources, various uncertainties that could affect future earnings, and our risk management activities. Our MD&A applies to both PG&E Corporation and the Utility.

Competitive and Regulatory Environment

This section provides a discussion of the competitive environment in the evolving energy industry, the California electric industry restructuring, the New England electricity market, and regulatory matters.

The Competitive Environment in the Evolving Energy Industry
-----------------------------------------------------------
Historically, energy utilities operated as regulated monopolies within specific service territories where they were essentially the sole suppliers of natural gas and electricity services. Under this model, the energy utilities owned and operated all of the businesses necessary to procure, generate, transport, and distribute energy. These services were priced on a combined (bundled) basis, with rates charged by the energy companies designed to include all of the costs of providing these services. Now, energy utilities face intensifying pressures to make competitive those activities that are not regulated monopoly services. The most significant of these services are electricity generation and natural gas supply.

   The driving forces behind these competitive pressures are customers who believe they can obtain energy at lower unit prices and competitors who want access to those customers. Regulators and legislators are responding to those customers and competitors by providing more competition in the energy industry. Regulators and legislators are requiring utilities to "unbundle" rates (separate their various energy services and the prices of those services). This allows customers to compare unit prices of the Utility and other providers when selecting their energy service provider.

   In the natural gas industry, Federal Energy Regulatory Commission (FERC) Order 636 required interstate pipeline companies to divide their services into separate gas commodity sales, transportation, and storage services. Under Order 636, interstate gas pipelines must provide transportation service regardless of whether the customer (often a local gas distribution company) buys the gas commodity from the pipeline.

   In the electric industry, the Public Utilities Regulatory Policies Act of 1978 specifically provided that unregulated companies could become wholesale generators of electricity and that utilities were required to purchase and use power generated by these unregulated companies in meeting their customers' needs. The National Energy Policy Act of 1992 was designed to increase competition in the wholesale unregulated generation market by requiring access to electric utility transmission systems by all wholesale unregulated generators, sellers, and buyers of electricity. Now, an increasing number of states throughout the country either have implemented plans or are considering proposals to separate the generation from the transmission and distribution of electricity through some form of electric industry restructuring.

   To date, the states, not the federal government, have taken the initiative on electric industry restructuring at the retail level. While at least five bills mandating deregulation of the electric industry were introduced in the U.S. Congress over the past two years, none have been passed. As a result, the pace, extent, and methods for restructuring the electric industry vary widely throughout the country. For instance, as of September 30, 1999, 21 states have enacted electric industry restructuring legislation, including California, Texas, Illinois, Pennsylvania, New Jersey, Massachusetts, Rhode Island, and Connecticut. There also are some states that have passed legislation precluding or significantly slowing down deregulation. Differences in how individual states view electric industry restructuring often relate to the existing unit cost of energy supplies within each state. Generally, states having higher energy unit costs are moving more quickly to deregulate energy supply markets.

   Implementation of our national energy strategy depends, in part, upon the opening of energy markets to provide customer choice of supplier. Undue delays by states or federal legislation to deregulate the electric generation and natural gas supply business could impact the pace of growth of our National Energy Group.

California Industry Restructuring
---------------------------------

The Electric Business:

In 1998, California became one of the first states in the country to implement electric industry restructuring. Today, many Californians may choose to purchase their electricity from investor-owned utilities such as Pacific Gas and Electric Company, or unregulated retail electricity suppliers (for example, marketers, including PG&E Energy Services, brokers, and aggregators). The restructuring contemplates that the investor-owned utilities, including the Utility, will continue to provide distribution services to substantially all customers within their service territories, including providing electricity to customers who choose not to be served by another service provider.

   The restructuring legislation recognized that market-based revenues may not be sufficient to recover (that is, collect from customers) all of the Utility's generation costs. The restructuring legislation provides the California investor-owned utilities the opportunity to recover such uneconomic generation costs (called transition costs) until the earlier of December 31, 2001, or when the utilities have recovered their authorized transition costs as determined by the California Public Utilities Commission
(CPUC). The period during which transition costs may be recovered is called the transition period. The legislation permits certain transition costs to be recovered after the transition period.

   California electric industry restructuring legislation has four principal elements: (1) the establishment of a competitive market framework, (2) an electric rate freeze and rate reduction, (3) the recovery of transition costs, and (4) divestiture of utility-owned generation facilities. Each element is discussed below.

Competitive Market Framework: To create a competitive generation market, a Power Exchange (PX) and an Independent System Operator (ISO) began operating on March 31, 1998. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. Also during the transition period, the Utility is required to buy from the PX all electricity needed to provide service to retail customers that continue to choose the Utility as their electricity supplier. The ISO schedules delivery of electricity for all market participants. The Utility continues to own and maintain a portion of the transmission system, but the ISO controls the operation of the system.

   Among other changes to the ISO and PX market structure, on October 1, 1999, the ISO increased the price limitation on acceptable bids for electricity and ancillary services (standby power and miscellaneous services) from $250 per megawatt-hour to $750 per megawatt-hour. The increased price limitation may increase the price volatility of energy and ancillary services purchased in ISO and PX markets. The ISO's authority to impose price limitations on acceptable bids will expire on November 15, 1999, unless extended by the FERC.

   During 1998 and 1999, the Utility continued its efforts to develop and implement changes to its business processes and systems, including the customer information and billing system, to accommodate electric industry restructuring. To the extent that the Utility is unable to develop and implement such changes in a successful and timely manner, there could be an adverse impact on the Utility's or PG&E Corporation's future results of operations.

Rate Freeze and Rate Reduction: Legislation required an electric rate freeze and an electric rate reduction to extend throughout the transition period. The Utility has held rates for its larger customers at 1996 levels, and it will hold their rates at that level until the end of the transition period. On January 1, 1998, the Utility reduced electric rates for its residential and small commercial customers by 10 percent from 1996 levels, and it will hold their rates at that level until the end of the transition period. Collectively, these actions are called a rate freeze.

   To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion of its transition costs with the proceeds from rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. During the rate freeze, the rate reduction bond debt service will not increase the Utility customers' electric rates. If the transition period ends before December 31, 2001, the Utility will be obligated to return a portion of the bond proceeds to customers. The timing and exact amount of such portion, if any, has not yet been determined.

   The frozen rates include a component for transition cost recovery. Transition costs are being recovered from all Utility distribution customers through a nonbypassable charge regardless of the customer's choice of electricity supplier. As the customer charge for transition costs is nonbypassable, the Utility believes that the availability of choice to its customers will not have a material impact on its ability to recover transition costs.

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, and rate reduction bond debt service. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competitive transition charge (CTC), which recovers the transition costs. These CTC revenues are subject to seasonal fluctuations in the Utility's sales volumes and certain other factors.

Transition Cost Recovery: Market-based revenues through sales to the PX may not be sufficient to recover all of the Utility's generation costs. Under the California restructuring legislation, the Utility has the opportunity to recover its transition costs until the earlier of December 31, 2001, or when the Utility has recovered its authorized transition costs as determined by the CPUC, although certain transition costs can be recovered after the transition period. At the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues.

   Transition costs consist of: (1) above-market sunk costs (costs associated with Utility-owned generation assets that are fixed and unavoidable and included in the Utility customers' electric rates) and future costs, such as costs related to removal of Utility-owned generation facilities, (2) costs associated with the Utility's long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods, to be included in rates in subsequent periods.)

   Above-market sunk costs result when the book value of a facility is in excess of its market value. Conversely, below-market sunk costs result when the market value of a facility is in excess of its book value. The total amount of generation facility costs to be included as transition costs will be based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. These above- and below-market sunk costs are related to generating facilities that are classified as either non-nuclear or nuclear sunk costs.

   The Utility cannot determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until a market valuation process (through appraisal, sale, or other valuation method) is completed for each of its non-nuclear generation facilities. Several of these valuations occurred in 1997 and 1998, when the Utility agreed to sell seven of its electric generation plants to third parties. The total market value of these facilities resulted in sales proceeds that exceeded the book value and therefore has reduced the amount of transition costs remaining to be recovered. The remainder of the valuation process is expected to be completed by December 31, 2001. The Utility's remaining non-nuclear generation facilities consist primarily of its hydroelectric generation system. On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. The Utility plans to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. If the market value of the Utility's hydroelectric facilities is determined based upon any method other than a sale of the facilities to a third party, a material charge to Utility earnings could result. Any excess of market value over book value would be used to reduce other transition costs. (See Generation Divestiture below.)

   Nuclear generation sunk costs were determined separately through a CPUC proceeding and were subject to a final verification audit that was completed in August 1998. The audit of the Utility's Diablo Canyon Nuclear Power Plant (Diablo Canyon) accounts at December 31, 1996, resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, that questioned $200 million of the $3.3 billion sunk costs. The CPUC will review any proposed adjustments to Diablo Canyon's recoverable costs that resulted from the report. At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

   Costs associated with the Utility's long-term contracts to purchase electric power at above-market prices are included as transition costs. Over the remaining life of these contracts the Utility estimates that it will purchase 322 million megawatt-hours of electric power. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. The contracts expire at various dates through 2028. The total amount of the above-market costs under long-term contracts will be based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. During the nine-month period ended September 30, 1999, the average price paid per kilowatt-hour
(kWh) under the Utility's long-term contracts for electric power was 6.4 cents per kWh. The average cost of electric energy for energy purchased at market rates from the PX for the nine-month period ended September 30, 1999, was 3.3 cents per kWh.

   Generation-related regulatory assets and obligations (net generation-related regulatory assets) are included as transition costs. At September

30, 1999, the Utility's generation-related net regulatory assets totaled $4.4 billion.

   Most transition costs can be recovered until December 31, 2001. This recovery period is significantly shorter than the recovery period of the generation assets prior to restructuring and is referred to as accelerated recovery. Accordingly, the Utility is amortizing its transition costs, including most generation-related regulatory assets over the transition period. During the transition period, the Utility is receiving a reduced return on common equity for all of its generation assets, including those generation assets reclassified to regulatory assets. The reduced return on common equity is 6.77 percent.

   Certain transition costs can be recovered through a non-bypassable charge to distribution customers after the transition period. These costs include:
(1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, (3) up to $95 million of transition costs after the transition period to the extent that the recovery of such costs during the transition period was displaced by the recovery of electric industry restructuring implementation costs, and (4) transition costs financed by the rate reduction bonds. Transition costs financed by the issuance of rate reduction bonds are expected to be recovered over the term of the bonds. In addition, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission the nuclear facility. During the rate freeze the charge for these costs will not increase the Utility customers' electric rates. Excluding these exceptions, the Utility will write off any transition costs not recovered during the transition period.

   Revenues provided for the recovery of most non-nuclear transition costs are based upon the acceleration of such costs within the transition period. For Diablo Canyon transition costs, revenues provided for transition cost recovery are based on: (1) an established incremental cost incentive price
(ICIP) per kWh generated by Diablo Canyon to recover certain ongoing costs and capital additions, and (2) the accelerated recovery of the investment in Diablo Canyon from a period ending in 2016 to a five-year period ending December 31, 2001. On September 1, 1999, a proposed decision was issued by an administrative law judge of the CPUC that, among other matters, would terminate the Utility's ability to continue to recover revenues related to Diablo Canyon based on the ICIP once the Utility has completed recovery of all Utility-owned generation related transition costs. The Utility had argued that it should be entitled to rely on the CPUC decision establishing the ICIP mechanism which stated that the ICIP mechanism would continue through December 31, 2001. The proposed decision is subject to comment by the parties and change by the full CPUC before a final decision is issued. The CPUC is expected to issue a final decision in the near future.

   The Utility is amortizing its eligible transition costs, including generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the nonbypassable CTC. For the nine months ended September 30, 1999, regulatory assets related to electric utility restructuring decreased by $954 million, which reflects the recovery of eligible transition costs.

   During the transition period, the CPUC reviews the Utility's compliance with the accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. The CPUC is currently reviewing non-nuclear transition costs amortized during the first six months of 1998.

Generation Divestiture: In 1998, the Utility completed the sale of three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and had a combined capacity of 2,645 megawatts (MW).

   On April 16, 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and had a combined capacity of 3,065 MW.

   On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. At the time of sale, these facilities had a combined book value of $244 million and had a combined capacity of 1,224 MW.

   The Utility has retained a liability for required environmental remediation related to any pre-closing soil or groundwater contamination at the plants which it has sold. The Utility records its estimated liability for the retained environmental remediation obligation as part of the determination of the gain or loss on the sale of each plant.

   The gains from the sale of the fossil-fueled generation plants were used to offset other transition costs. Likewise, the loss from the sale of the complex of geothermal generation facilities is being recovered as a transition cost.

   On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. The Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. Under the process proposed in the application, another subsidiary of PG&E Corporation, PG&EGen, would be permitted to participate in the auction on the same basis as other bidders.

   The proposed auction process is estimated to take at least 21 weeks after CPUC approval of the process. The CPUC proceedings related to the proposed auction are likely to be contentious and involve many interested parties.

   The sale of the hydroelectric facilities would be subject to certain conditions, including the approval of the FERC and other agencies to the transfer or re-issuance of various permits and licenses. In addition, FERC must approve assignment of the Utility's Reliability Must Run Contract with the ISO for any facility subject to such contract. Under the proposed purchase and sale agreement, the CPUC's approval of the proposed sale on terms acceptable to the Utility in its sole discretion is also a condition precedent to the closing of any sale.

   The CPUC may approve the Utility's auction application or rule that some other method of valuation is appropriate.

   At September 30, 1999, the book value of the Utility's net investment in hydroelectric generation assets was approximately $0.8 billion, excluding approximately $0.5 billion of net investment reclassified as regulatory assets recoverable as transition costs. The value of the hydroelectric assets is expected to exceed their book value by a material amount. Any excess of market value over the $0.8 billion book value would be used to reduce transition costs, including the remaining $0.5 billion of regulatory assets related to the hydroelectric generation assets. If the market value of the hydroelectric generation assets is determined by any method other than a sale of the assets to a third party, or if the winning bidder for any of the auctioned assets is PG&EGen, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. While transfer or sale to an affiliated entity such as PG&EGen may result in a material charge to income, PG&E Corporation does not believe sales of any generation facilities to a third party will have a material impact on its results of operations.

   If the value of the hydroelectric generation assets is significantly higher than the book value, the transition period could end before December 31, 2001.

Financial Impact: The Utility's ability to continue recovering its transition costs will be dependent on several factors including: (1) the continued application of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC, (3) the determined value of the Utility's hydroelectric generation facilities, (4) future Utility sales levels, (5) future Utility fuel and operating costs, (6) the extent to which the Utility's authorized revenues to recover distribution and transmission costs are increased or decreased, and (7) the market price of electricity. Given the current evaluation of these factors, PG&E Corporation believes that the Utility will recover its transition costs under the terms of the approved transition plan. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material charge.

The Gas Business:

Restructuring of the natural gas industry on both the national and the state level has given choices to California utility customers to meet their gas supply needs. The Utility offers transmission, distribution, and storage services as separate and distinct services to its noncore customers. Customers have the opportunity to select from a menu of services offered by the Utility and they pay only for the services that they use. Access to the transmission system is possible for all gas marketers and shippers, as well as noncore end-users.

   The Utility's core customers can select the commodity gas supplier of their choice. However, the Utility continues to purchase gas as a regulated supplier for those core customers who request it, serving 3.8 million core customers in its service territory.

   The Utility's costs of purchasing gas for core customers through 2002 are regulated by the core procurement incentive mechanism (CPIM), a form of incentive ratemaking that provides the Utility a direct financial incentive to procure gas and transportation services at the lowest reasonable costs by comparing all procurement costs to an aggregate market-based benchmark. If costs fall within a range (tolerance band) around the benchmark, costs are considered reasonable and fully recoverable from ratepayers. If procurement costs fall outside the tolerance band, ratepayers and shareholders share savings or costs, respectively.

   Under the terms of the Gas Accord settlement agreement, approved by the CPUC in 1997, gas transmission rates within California for the period from March 1998 through December 2002 for the Utility's core and noncore customers were established and regulatory protection was eliminated for variations in noncore transmission revenues. As a result, the Utility is at risk for variations between actual and forecasted transmission throughput volumes. However, we do not expect these variations to have a material adverse impact on the Utility's or our financial position or results of operations.

   Rates for gas distribution services will continue to be set by the CPUC and designed to provide the Utility an opportunity to recover its costs of service and include a return on its investment. The regulatory mechanisms for setting gas distribution rates are discussed below under Regulatory Matters.

New England Electricity Market:
-------------------------------
Certain New England states where our National Energy Group operates electric generation facilities were, like California, among the first states in the country to introduce electric industry restructuring. As a result of this restructuring and certain other regulatory initiatives, the wholesale unregulated electricity market in New England features a bid-based market and an ISO.

   In September 1998, PG&E Corporation, through its indirect subsidiary USGen New England, Inc. (USGenNE), completed the acquisition of a portfolio of electric generation assets and power supply contracts from New England Electric System (NEES). The purchased assets include hydroelectric, coal, oil, and natural gas generation facilities with a combined generating capacity of about 4,000 MW.

   Including fuel and other inventories and transaction costs, the financing requirements for this transaction were approximately $1.8 billion, funded through an aggregate of $1.3 billion of PG&EGen and USGenNE debt and a $425 million equity contribution from PG&E Corporation. The net purchase price has been allocated as follows: (1) electric generating assets of $2.3 billion, (2) receivable for support payments of $0.8 billion, and (3) out of market contractual obligations of $1.3 billion, relating to acquired power purchase agreements, gas agreements and standard offer agreements.

   As part of the New England electric industry restructuring, the local utility companies providing service to retail customers were required to offer Standard Offer Service (SOS) to their customers. Retail customers may select alternative suppliers at any time. The SOS is intended to provide customers with a price benefit (the commodity electric price offered to the retail customer is expected to be less than the market price) for the first several years, followed by a price disincentive that is intended to stimulate the retail market.

   Retail customers may continue to receive SOS through June 30, 2002, in New Hampshire (subject to early termination on December 31, 2000, at the discretion of the New Hampshire Public Service Commission), through December

31, 2004, in Massachusetts, and through December 31, 2009, in Rhode Island. However, if any customers elect to have their electricity provided by an alternate supplier, they are precluded from going back to the SOS.

   In connection with the purchase of the generation assets, we entered into agreements to supply the electric capacity and energy requirements necessary for NEES to meet its SOS obligations. NEES is responsible for passing on to us the revenues generated from the SOS. USGenNE, is currently serving the SOS electric capacity and energy requirements for NEES, except for New Hampshire's SOS. On March 1, 1999, Constellation Power Source, Inc. assumed this component of the SOS upon winning a competitive bidding solicitation.

   Like California utilities, the New England utilities entered into agreements with unregulated companies to provide energy and capacity at prices that are anticipated to be in excess of market prices. We assumed NEES' contractual rights and duties under several of these power-purchase agreements, which in aggregate provide for 800 MW of capacity. However, NEES will make support payments to us toward the cost of these agreements. The support payments by NEES total $1.1 billion in the aggregate (undiscounted) and are due in monthly installments from September 1998 through January 2008. In certain circumstances, with our consent, NEES may make a full or partial lump sum accelerated payment.

   Initially, approximately 90 percent of the acquired operating capacity, including capacity and energy generated by other companies and provided to us under power-purchase agreements, is dedicated to providing services to customers receiving SOS. To the extent that customers eligible to receive SOS chose alternate suppliers, this percentage will decrease. As customers choose alternate suppliers, a greater proportion of the output of the acquired operating capacity will be subject to market prices.

Regulatory Matters:
-------------------
The Utility is the only subsidiary with significant regulatory activity at this time. Some of the items affecting future Utility authorized revenues include: the 1999 general rate case, the distribution performance based ratemaking application, FERC transmission rate cases, the CPUC's catastrophic events memorandum account proceeding, the CPUC's gas strategy rulemaking, the Diablo Canyon sunk costs audit, the post transition period ratemaking proceeding, and the Electric Base Revenue Increase proceeding. These items are discussed below. Any requested change in authorized electric revenues resulting from any of these proceedings would not impact the Utility's customer electric rates through the transition period because these rates are frozen in accordance with the electric transition plan. However, the amount of remaining revenues providing for the recovery of transition costs would be affected.

The 1999 General Rate Case (GRC):

In December 1997, the Utility filed its 1999 GRC application with the CPUC. During the GRC process, the CPUC examines the Utility's costs to determine the amount the Utility may charge customers. The Utility has requested distribution revenue increases to maintain and improve gas and electric distribution reliability, safety, and customer service. The requested revenues, as updated, include an increase of $445 million in electric base revenues and an increase of $377 million in gas base revenues over authorized 1998 revenues. The Office of Ratepayer Advocates (ORA) branch of the CPUC has recommended a decrease of $80 million in electric revenues and an increase of $104 million in gas base revenues. Recommendations by the ORA do not represent the positions of the CPUC.

   In December 1998, the CPUC issued a decision on interim rate relief in the GRC. The decision granted the Utility's request to increase its electric distribution revenues by $445 million and its gas distribution revenues by $377 million on an interim basis pending a decision in the GRC. The decision allows the Utility to reflect the revenue increases, resulting from the Utility request, in regulatory assets recorded under regulatory adjustment mechanisms approved by the CPUC. However, the decision does not increase any electric or gas rates billed to customers on an interim basis.

   The GRC application also contained a proposal for an Attrition Rate Adjustment (ARA) to adjust revenues in 2000 and 2001 if a Performance Based Ratemaking (PBR) mechanism, as discussed below, is not adopted for 2000 or 2001. Since the CPUC has not issued a decision in the Utility's pending PBR application on October 1, the Utility filed a request for revenue increases in the 2000 ARA. The Utility's proposal would increase electric distribution revenues by $118 million and gas distribution revenues by $23 million based on the Utility's requested revenues in its 1999 GRC.

   Except for the impacts of the cost of capital decision, discussed below, the Utility's 1999 earnings are based on the authorized amount of revenues in effect during 1998 and do not include any portion of the requested revenue increase. When a final decision in the GRC is issued by the CPUC, the Utility's regulatory assets and net income will be adjusted to reflect the revenues approved in the final decision. Any such adjustment could have a material impact on the Utility's and PG&E Corporation's results of operations.

The Distribution Performance Based Ratemaking (PBR) Application:

The Utility filed an amended distribution PBR proposal with the CPUC in February 1999. If approved as filed, the distribution PBR will determine the Utility's gas and electric distribution revenues for the years 2000 through 2004. Under the Utility's proposal, distribution revenues for the years 2000 through 2004 would be determined by multiplying total distribution revenues by a rate formula. The rate formula would be based principally on inflation less a proposed productivity factor of 1.1 percent and 0.82 percent for electric distribution and gas distribution, respectively. These productivity factors will be fixed for the five year duration of the PBR. The Utility has proposed different rate formulas for gas customers, small electric customers (principally residential and commercial customers) and large electric customers.

   The proposal also includes a sharing mechanism for earnings that are significantly above or below the authorized weighted average cost of capital. In addition, the proposed PBR includes rewards and penalties that will depend upon the Utility's ability to achieve performance standards for electric distribution reliability; maintenance, repair, and replacement; customer service; and employee safety. The procedural schedule in the PBR proceeding has been suspended pending the issuance of a proposed decision in the Utility's 1999 GRC proceeding. A final decision in the PBR proceeding is not expected to be issued until mid-2000. The Utility has applied for interim relief, which would make the final decision effective on January 1, 2000.

FERC Transmission Rate Cases:

Since April 1, 1998, all electric transmission revenues are authorized by FERC. During 1998, the FERC issued orders that put into effect various rates to recover electric transmission costs from the Utility's former bundled rate transmission customers. These rates are subject to refund. On April 14, 1999, the Utility filed a settlement with FERC which, if approved, allows the Utility to recover $168 million for the period of April 1998 through October 1998, and $177 million for the period of November 1998 through May 1999. The Utility does not expect a material impact on its financial position or results of operations resulting from the settlement. On May 27, 1999, FERC approved, subject to refund, the Utility's March 30, 1999, request to begin recovering, as of May 31, 1999, $324 million annually in revenues from its former bundled retail transmission customers. On September 1, 1999, the Utility filed a request to increase future revenues by $46 million annually to $370 million for its former bundled retail transmission customers. FERC has not yet acted upon the Utility's request.

Catastrophic Events Memorandum Account Proceeding:

On September 10, 1999, PG&E Corporation entered into a Settlement Agreement with the ORA and other parties, in a proceeding addressing the Catastrophic Events Memorandum Account. The settlement calls for a $70 million increase in revenues effective January 1, 2000. Of the $70 million, $59 million is electric and $11 million is gas distribution. The increase is to compensate the Utility for service restoration following several events beginning with the Berkeley Hills fire of 1991 and ending with the storms of February 1998. A CPUC decision is expected in early 2000.

The CPUC's Gas Strategy Rulemaking:

In January 1998, the CPUC opened a rulemaking proceeding to explore changes in the natural gas industry, including the possible further unbundling of services to promote competition, streamlining regulation for noncompetitive services, mitigating the potential for anti-competitive behavior, and establishing appropriate consumer protections. In 1998, the Governor of California signed Senate Bill 1602, allowing the CPUC to investigate issues associated with the further restructuring of natural gas services but prohibiting the CPUC from enacting any such gas industry restructuring decisions prior to January 1, 2000. On July 8, 1999, the CPUC issued a decision identifying options for restructuring the natural gas industry. In the decision, the CPUC reaffirmed the structure of the Gas Accord and stated that it seeks to explore that market structure that maintains the utilities' traditional role of providing fully integrated default service to core customers while removing obstacles to competitive offering of gas commodity, transmission, storage, balancing, and certain other services. The CPUC requested all interested parties to try to settle various issues raised in the decision. The CPUC closed the existing rule-making proceedings and opened a new investigative proceeding to explore in more detail the anticipated costs and benefits associated with the different market structure options the CPUC has identified. The CPUC's goal is to submit a final report to the California Legislature on gas restructuring possibly in the first quarter of next year. On September 8, 1999, a CPUC administrative law judge granted the parties an approximately 45-day extension to try to settle the various issues before filing cost/benefit testimony.

The Diablo Canyon Sunk Costs Audit:

In August 1998, an independent accounting firm retained by the CPUC completed a financial verification audit of the Utility's Diablo Canyon plant accounts as of December 31, 1996. The audit resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. (Sunk costs are costs associated with Utility-owned generating facilities that are fixed and unavoidable and currently included in the Utility customers' electric rates.) The independent accounting firm also issued an agreed-upon special procedures report which questioned $200 million of the $3.3 billion sunk costs. The CPUC will review any proposed adjustments to Diablo Canyon's recoverable costs, which resulted from the report. At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

Post-Transition Period Ratemaking Proceeding:

In a pending proceeding, the CPUC is considering the ratemaking mechanism under which the Utility's transition cost recovery would be completed, the current electric rate freeze would end, and post-transition period rates would be established, consistent with the electric industry restructuring legislation and the Utility's transition cost recovery plan. On September 1, 1999, a proposed decision was issued by an administrative law judge in this proceeding that, among other matters, would terminate the Utility's ability to continue to recover revenues related to Diablo Canyon based on the incremental cost incentive price (ICIP) once the Utility has completed recovery of all Utility-owned generation related transition costs. The Utility had argued that it should be entitled to rely on the CPUC decision establishing the ICIP mechanism which stated that the ICIP mechanism would continue through December 31, 2001.

   The ICIP was established effective January 1, 1997, as a performance-based mechanism to recover Diablo Canyon's variable and other operating costs and capital addition costs. The ICIP mechanism establishes a rate per kWh generated by the facility based upon a fixed forecast of ongoing costs, capital additions, and capacity factors for the period 1997 through 2001. The fixed forecast of ICIP for 1999, 2000, and 2001 is 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively. In contrast, the average cost of electric energy for energy purchased at market rates from the PX for the twelve-months ended September 30, 1999 was 3.26 cents per kWh. Further, with the end of the transition period, the Utility will be required to begin sharing the net benefits of operating Diablo Canyon on a fifty-fifty basis with ratepayers. The ultimate financial impact of the end of the ICIP mechanism will depend on when Utility-owned generation-related transition costs are recovered and the current electric rate freeze ends, future Diablo Canyon operating costs, future electricity prices, and other variables the Utility is unable to predict.

   The proposed decision would also prohibit the Utility from collecting after the rate freeze any electric costs incurred during the rate freeze but not recovered during the rate freeze, even costs that are not transition costs and are not related to generation assets. The utimate financial impact of this provision will depend on the amount of any electric non-transition costs that have been incurred but not recovered as of the end of the transition period, the timing of various regulatory proceedings, future electicity prices, other future costs, and other variables the Utility is unable to predict. PG&E Corporation believes that this prohibition would be illegal if implemented and PG&E Corporation would vigorously challenge it if adopted by the CPUC.

   The proposed decision is subject to comment by the parties and change by the full CPUC before a final decision is issued. The CPUC is expected to issue a final decision in the near future.

Electric Base Revenue Increase Proceeding:

Section 368(e) of the California Public Utilities Code, adopted as part of the California electric industry restructuring legislation, provided for an increase in the Utility's electric base revenues for 1997 and 1998, for enhancement of transmission and distribution system safety and reliability.
In accordance with Section 368(e), the CPUC authorized a 1997 base revenue increase of $164 million. For 1998, the CPUC authorized an additional base revenue increase of $77 million, for a total authorized base revenue increase for 1997 and 1998 of $406 million. Under Section 368(e), any underspending of the 1997 revenue requirement would be carried over into 1998. Any overspending during either 1997 and 1998 would not be recoverable from ratepayers. Section 368(e) expenditures are subject to review by the CPUC.
In March 1999, the Utility filed its report on 1998 expenditures and resubmitted its report on 1997 expenditures (originally submitted in May 1998) as part of its application for consolidated review of its Section 368(e) expenditures.

   On July 16, 1999, the ORA filed its report on the Utility's 1998 Section 368(e) expenditures recommending a disallowance of $44.5 million. In its report, the ORA recommended a disallowance for 1997 of $43.9 million (increased from the previously reported $31 million recommended disallowance). In total, the ORA recommends a disallowance related to 1997 and 1998 Section 368(e)expenditures of $88.4 million. In August 1999, The Utility Reform Network (TURN) recommended a $14 million disallowance for both 1997 and 1998
Section 368(e) expenditures in addition to the ORA's $88.4 million recommendation for a total recommended disallowance for 1997 and 1998 expenditures of $102.4 million. Of this amount, approximately $18 million may be recoverable in other CPUC proceedings.

   The Utility's response to the recommended disallowances was filed on October 4, 1999 and hearings are scheduled to begin October 18, 1999. A proposed decision is not expected before the first quarter of 2000. Any proposed decision would be subject to comment by the parties and change by the full CPUC before a final decision is issued.

Results of Operations

In this section, we present the components of our results of operations for the three- and nine-month periods ended September 30, 1999 and 1998. Except for the impacts of the cost of capital decisions, discussed above, the Utility's 1999 earnings are based on the authorized amount of revenues in effect during 1998 and do not include any portion of the requested revenue increase. When a final decision in the GRC is issued by the CPUC, the Utility's regulatory assets and net income will be adjusted to reflect the revenue approved in the final decision. Any such adjustment could have a material impact on the Utility's and PG&E Corporation's results of operations.

   The table below shows for the three- and nine-month periods ended September 30, 1999 and 1998, respectively, certain items from our Statement of Consolidated Income detailed by Utility and National Energy Group operations of PG&E Corporation. (In the "Total" column, the table shows the combined results of operations for these groups.) The information for PG&E Corporation (the "Total" column) excludes transactions between its subsidiaries (such as the purchase of natural gas by the Utility from the unregulated business operations). Following this table we discuss earnings and explain why the components of our results of operations varied for the three- and nine-month periods ended September 30, 1999, as compared to the same periods in 1998.

                                                 National Energy Group
                                 ----------------------------------------------------
                                              PG&E GT                         Elimi-
                                          ----------------                    nations &
                        Utility  PG&EGen    NW      Texas   PG&E ET  PG&E ES  Other (1) Total
                        -------  -------  -------  -------  -------  -------  -------  -------
(in millions)

For the three-month period ended:
---------------------------------
September 30, 1999
Operating revenues     $ 2,587   $  275   $   56   $  177   $3,490   $  166  $ (371)   $ 6,380
Operating expenses       2,101      259       26      174    3,521      186    (379)     5,888
Operating income                                                                           492
Other income, net                                                                           20
Interest expense, net                                                                      191
Income taxes                                                                               138
Net income                                                                                 183

EBITDA (2)               1,097       38       47       17      (29)     (18)      10     1,162

September 30, 1998

Operating revenues     $ 2,563   $  155   $   58   $  453   $2,156   $  108  $ (186)   $ 5,307
Operating expenses       2,051      118       25      478    2,159      135    (186)     4,780
Operating income                                                                           527
Other income, net                                                                           18
Interest expense, net                                                                      193
Income taxes                                                                               142
Net income                                                                                 210

EBITDA (2)               1,199       49       45      (11)      (3)     (26)       4     1,257

For the nine-month period ended:
--------------------------------
September 30, 1999

Operating revenues     $ 6,905   $  818   $  166   $  970   $8,145   $  443  $ (990)   $16,457
Operating expenses       5,545      753       76    1,001    8,181      501    (988)    15,069
Operating income                                                                         1,388
Other income, net                                                                           80
Interest expense, net                                                                      584
Income taxes                                                                               365
Net income                                                                                 519

EBITDA (2)               2,845      146      128       22      (30)     (51)     (3)     3,057

September 30, 1998

Operating revenues     $ 6,706   $  354   $  177   $1,490   $5,993   $  243  $ (516)   $14,447
Operating expenses       5,276      239       73    1,524    5,994      309    (516)    12,899
Operating income                                                                         1,548
Other income, net                                                                           25
Interest expense, net                                                                      586


Income taxes                                                                               464
Net income                                                                                 523

EBITDA (2)               2,704      137      138       15        2      (63)    (22)     2,911

(1) Net income on intercompany positions recognized by segments using mark to market accounting is eliminated.  Intercompany transactions are also eliminated.

(2) EBITDA measures earnings (after preferred dividends) before interest expense (net of interest income), income taxes, depreciation and amortization.

Overall Results:
----------------
Net income decreased $27 million and $4 million for the three- and nine-month periods ended September 30, 1999, as compared to the same periods in 1998.
The decreases are a result of declines in net income of $20 million and $35 million at the Utility; $11 million and $3 million at PG&EGen; and $17 million and $19 million at PG&E ET, for the three- and nine-months ended September 30, 1999 and 1998, respectively. The Utility's decreases in net income are a result of its disposition of a significant portion of its generating assets in 1998 and 1999, and the reduced authorized cost of capital from 11.2 percent in 1998 to 10.6 percent in 1999. The decreased net income at PG&EGen reflects the negative impact of a fire at its 400 MW Salem Harbor Unit 4 power plant which took the facility out of service for 32 days during a peak period of summer demand; and mild weather in the Northeast United States for the remainder of the quarter. PG&E ET experienced losses resulting from trading positions in its United States and Canadian gas trading operations, and increased infrastructure investment. These declines in net income were partially offset by increased income at PG&E GT, whose financial performance was positively impacted by the continued recovery in the natural gas liquids markets, where the price spread between natural gas liquids and natural gas increased from approximately five cents per gallon in the third quarter of 1998 to an average of 14 cents per gallon in the third quarter of 1999. PG&E GT also benefited from decreased operating costs resulting from a restructuring of operations in the first half of 1999.

   In addition, during the second quarter of 1998, the Corporation recognized a non-recurring charge of $.06 per share related to the disposition of its Australian holdings. The charge resulted from the 22 percent currency devaluation of the Australian dollar against the U.S. dollar.

Operating Revenues:
-------------------
Utility:

Utility operating revenues increased by $24 million for the three-month period ended September 30, 1999, as compared to the same period in 1998. The majority of the increase is attributed to a $30 million increase in residential and commercial gas revenues reflecting a higher average cost of gas. In addition, commercial and agricultural electric sales were $9 million higher reflecting the impact of abnormally high rainfall in 1998, which reduced demand for irrigation water pumping in the third quarter of 1998. Partially offsetting these increases was an $18 million decrease in residential and small commercial electric customer sales due to the mild weather experienced in California during the third quarter compared to the prior year.

   Utility operating revenues increased by $199 million for the nine-month period ended September 30, 1999, as compared to the same period in 1998. This increase is primarily due to: (1) a $135 million increase in gas residential sales reflecting cooler temperatures, particularly during the first three months of 1999, (2) a $61 million increase in revenues from residential and small commercial electric customers reflecting customer growth, and (3) a $40 million increase in commercial and agricultural electric sales, as discussed above. Partially offsetting these increases is $55 million of lower sales to medium and large electric customers leaving for direct access.

National Energy Group:

Operating revenues associated with the National Energy Group increased $1,234 million and $2,285 million for the three- and nine-month periods ended September 30, 1999, as compared to the same periods in 1998. PG&EGen's revenue increase for the three- and nine-month periods ended September 30, 1999, compared to the same period in 1998, include revenue increases of $128 million and $541 million, respectively, from its portfolio of electric generating assets and power supply contracts acquired from New England Electric System in September 1998.

   PG&E ET's operating revenues increased $1,334 million and $2,152 million for the three- and nine-month periods ended September 30, 1999, as compared to the same periods in 1998. These increases were a result of increased trading activity in each of PG&E ET's commodity markets. PG&E ET increased its electric commodity revenues by $1,017 million and $2,049 million, and its gas commodity revenues by $317 million and $103 million, for the three- and nine-month periods ended September 30, 1999 and 1998, respectively.

   PG&E ES' operating revenues increased $58 million and $200 million for the three- and nine-month periods ended September 30, 1999, as compared to the same periods in 1998, as a result of increases of $73 million and $194 million, respectively, in its electricity commodity sales portfolio in California and New England. The increases in this quarter's electric commodity sales were partially offset by a decrease in revenues from gas sales.

   The increases in operating revenues at PG&EGen, PG&E ET and PG&E ES were partially offset by the decline in operating revenues at PG&E GT. PG&E GT's operating revenues declined $278 million and $531 million for the three- and nine-month periods ended September 30, 1999 compared to the same periods in 1998. The declines are a result of a decrease in the proportion of natural gas volumes shipped for resale to transport-only volumes at PG&E GTT, and lower interruptible transportation volumes at PG&E GT NW.

Operating Expenses:
-------------------
Utility:

Operating expenses at the Utility increased $50 million and $269 million for the three- and nine-month periods ended September 30, 1999, as compared to the same periods in 1998. These increases resulted from increased ISO grid management charges in the current year; increased recovery of stranded costs (transition costs); and higher purchased gas volumes for the increase in residential gas sales due to the cooler weather in the first quarter. These increases were partially offset by decreased fuel, depreciation, and environmental costs due to plant sales.

National Energy Group:

Operating expenses for the National Energy Group increased $1,251 million and $2,373 million for the three- and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. PG&EGen's operating expenses increased as a result of its September 1998 acquisition of the electric generating assets and power supply contracts discussed above. PG&E ET's operating expenses increased as a result of its increased electric and gas commodity purchasing activities in support of the trading activities described above and its increased investment in information technology systems and personnel to manage the commodity pricing risk of the National Energy Group businesses. PG&E ES's operating expenses increased as a result of increased purchases of electricity to support the electric sales discussed above. These increases were partially offset by decreases in PG&E GT's operating expenses due to a decline in the volumes of gas purchased for resale. The year-to-date operating expenses includes approximately $6 million of restructuring and severance costs at the Gas Transmission business unit.

Income Taxes:
-------------
Income taxes decreased $4 million and $99 million for the three- and nine-month periods ended September 30, 1999 as compared to the same periods in 1998, due to a lower effective state income tax rate resulting from our expanded business operations outside of California.

EBITDA:
-------
Utility:

The Utility's EBITDA declined $102 million for the three-month period ended September 30, 1999, compared to the same period in 1998. The Utility's disposition of its fossil-fueled power plants reduced its sales to the PX for the third quarter of 1999 by $254 million over the third quarter of 1998. This reduction was partially offset by a $153 million decrease in the cost of electric generation resulting from those same power plant sales.

   The Utility's EBITDA for the nine-month period ended September 30, 1999, increased by $141 million over the same period in 1998 as a result of increased revenues from residential and small commercial electric customers reflecting customer growth and increased residential gas sales reflecting cooler temperatures, particularly during the first three months of 1999. In addition, the Utility's sale of its fossil-fueled power plants resulted in a decrease in the cost of electric generation. These changes were partially offset by increased costs of gas to meet the increased sales demand, increases in the cost of ancillary services and electricity purchased from the PX and a reduction in the sales of electricity to the PX.

National Energy Group:

EBITDA for the National Energy Group increased $7 million and $5 million for the three- and nine-month periods ended September 30, 1999, compared to similar periods in 1998. PG&E GTT's EBITDA increased $28 million and $7 million, respectively, for the three- and nine-month periods, as a result of the increased price spread between the price of natural gas liquids and natural gas, and a decline in operating expenses resulting from a restructuring of operations in the first half of 1999. In addition, PG& ES' EBITDA increased by $8 and $12 million for the three- and nine-month periods ended September 30, 1999 over 1998. These increases are a result of increased sales volume and operating margin on its electric commodity and value-added services sales. These increases were partially offset by declines at PG&E ET, whose EBIDTA decreased $26 million and $32 million, respectively, for the three- and nine-month periods ended September 30, 1999, compared to 1998. These declines are a result of the losses on its trading positions in its United States and Canadian gas operations and increased infrastructure investment.

Stock Dividend:
---------------
We base our common stock dividend on a number of financial considerations, including sustainability, financial flexibility, and competitiveness with investment opportunities of similar risk. Our current quarterly common stock dividend is $.30 per common share, which corresponds to an annualized dividend of $1.20 per common share. We continually review the level of our common stock dividend taking into consideration the impact of the changing regulatory environment throughout the nation, the resolution of asset dispositions, the operating performance of our business units, and our capital and financial resources in general.

The CPUC requires the Utility to maintain its CPUC-authorized capital structure, potentially limiting the amount of dividends the Utility may pay PG&E Corporation. During 1999, the Utility has been in compliance with its CPUC-authorized capital structure. PG&E Corporation and the Utility believe that this requirement will not affect PG&E Corporation's ability to pay common stock dividends. However, depending on the timing and outcome of the valuation of the Utility's hydroelectric facilities discussed in "Generation Divestiture" above, certain valuation methods could necessitate a waiver of the CPUC's authorized capital structure in order to permit PG&E Corporation or the Utility to continue paying common stock dividends at the current level.

Liquidity and Financial Resources

Cash Flows from Operating Activities:

Net cash provided by PG&E Corporation's operating activities totaled $2,005 million and $2,515 million during the nine-month period ended September 30, 1999 and 1998, respectively. Net cash provided by the Utility's operating activities totaled $1,926 million and $2,755 million during the nine-month period ended September 30, 1999 and 1998, respectively.

Cash Flows from Financing Activities:

PG&E Corporation:

We fund investing activities from cash provided by operations after capital requirements and, to the extent necessary, external financing. Our policy is to finance our investments with a capital structure that minimizes financing costs, maintains financial flexibility, and, with regard to the Utility, complies with regulatory guidelines. Based on cash provided from operations and our investing and disposition activities, we may repurchase equity and long-term debt in order to manage the overall size and balance of our capital structure.

   During the nine-month period ended September 30, 1999 and 1998, we issued $44 million and $48 million of common stock, respectively, primarily through the Dividend Reinvestment Plan and the stock option plan component of the Long-Term Incentive Program. During the nine-month period ended September 30, 1999 and 1998, we declared dividends on our common stock of $325 million and $343 million, respectively.

   During the nine-month period ended September 30, 1999 and 1998, we repurchased $534 million and $1,159 million of our common stock, respectively. These repurchases were executed through accelerated share repurchase programs. Under the most recent agreement, PG&E Corporation repurchased in a specific transaction 16.6 million shares of its common stock. In connection with this transaction, PG&E Corporation entered into a forward contract with an investment institution. PG&E Corporation settled the forward contract and its additional obligation of $29 million in September 1999. There are no more outstanding shares to be repurchased.

   We maintain a number of credit facilities throughout our organization to support commercial paper programs, letters of credit, and other short term liquidity requirements. At PG&E Corporation, we maintain two $500 million revolving credit facilities, one of which expires in November 1999 and the other in 2002. The PG&E Corporation credit facilities are used to support the commercial paper program and other liquidity needs. The facility expiring in 1999 may be extended annually for additional one-year periods upon agreement between the lending institutions and us. There was $261 million of commercial paper outstanding at September 30, 1999. PG&E Corporation introduced a $200 million Extendible Commercial Note (ECN) program during the third quarter of 1999. The ECN program supplements PG&E Corporation's short-term borrowing capability. There was $89 million of extendible commercial notes outstanding at September 30, 1999, which are not supported by the credit facilities.

   PG&EGen maintains two credit facilities of $550 million each. One agreement expired in August 1999 and was immediately renewed for a 364 day
period which expires in August 2000.   The other facility will expire in
2003. The total amount outstanding at September 30, 1999, backed by the facilities, was $910 million in commercial paper. Of these loans, $550 million is classified as noncurrent in the consolidated balance sheet.

   At September 30, 1999, PG&E GTT had $177 million of outstanding short-term bank borrowings related to four separate credit facilities. These lines may be cancelled upon demand and bear interest at each respective bank's quoted money market rate. The borrowings are unsecured and unrestricted as to use. On June 30, 1999, PG&E GTT redeemed the outstanding balance of $69 million of its senior notes, resulting in a gain on redemption of approximately $1.7 million.

   PG&E GT NW maintains a $100 million revolving credit facility which expires in the year 2002, but has an annual renewal option allowing the facility to maintain a three year duration. PG&E GT NW also maintains a $50 million 364-day credit facility which expires in the year 2000, but can be extended for successive 364-day periods. No amounts were outstanding under either of these credit facilities at September 30, 1999. At September 30, 1999, PG&E GT NW had an outstanding commercial paper balance of $87 million, which is classified as noncurrent.

Utility:

During the nine-month period ended September 30, 1999, the Utility repurchased 20 million shares of its common stock from PG&E Corporation for an aggregate purchase price of $725 million to maintain its authorized capital structure. During the nine-month period ended September 30, 1999 and 1998, the Utility declared dividends on its common stock of $290 million and $200 million. In October 1999, the Utility declared a dividend of $125 million payable to PG&E Corporation in October 1999.

   The Utility's long-term debt that either matured, was redeemed, or was repurchased during the nine-month period ended September 30, 1999 totaled $454 million. Of this amount, (1) $217 million related to the Utility's rate reduction bonds maturing; (2) $134 million related to the Utility's repurchase of various mortgage bonds; (3) $67 million related to the Utility's maturity of the Utility's 5.5 percent mortgage bonds; and (4) $36 million related to the maturities and redemption of various of the Utility's medium term notes and other debt.

   The Utility maintains a $1 billion revolving credit facility, which expires in 2002. The Utility may extend the facility annually for additional one-year periods upon agreement with the banks. This facility is used to support the Utility's commercial paper program and other liquidity requirements. The total amount outstanding at September 30, 1999, backed by this facility, was $77 million in commercial paper. There were no bank notes outstanding at September 30, 1999.

Cash Flows from Investing Activities:

The primary uses of cash for investing activities are additions to property, plant, and equipment; unregulated investments in partnerships; and acquisitions.

   The Utility's GRC application contained estimates of capital spending for 1999 in the amount of $1.6 billion, excluding capital expenditures for divested fossil and geothermal power plants. These estimates were reflected in the amount of base revenues requested by the Utility in its GRC filing.

   The Utility has sold its remaining fossil generation facilities and its geothermal generation facilities. These sales closed in April and May 1999. The sales generated proceeds of $1,014 million.

Capital Investments:

PG&EGen is currently constructing two natural gas-fueled combined-cycle power plants. These power plants, referred to as "merchant power plants", are being built in New England and throughout the country for the purpose of selling power as a commodity in the competitive marketplace without relying on long-term contracts. The electricity generated by these plants will be sold on a wholesale basis to local utilities and power marketers, including PG&E ET, who, in turn, sell it to industrial, commercial, and residential electricity customers.

   Millenium Power, a 360 MW power plant, is located in Massachusetts, and is scheduled to be placed in service in August 2000. The estimated cost to construct Millenium Power is approximately $200 million. Lake Road Generating Plant, a 792 MW power plant, is located in Connecticut, and is scheduled to be placed in service in the year 2001. The estimated cost to construct Lake Road Generating Plant is approximately $490 million.

Environmental Matters:

We are subject to laws and regulations established to both maintain and improve the quality of the environment. Where our properties contain hazardous substances, these laws and regulations require us to remove those substances or remedy effects on the environment.

   At September 30, 1999, the Utility expects to spend $296 million over the next 30 years for cleanup costs at identified sites. If other responsible parties fail to pay or expected outcomes change, then these costs may be as much as $481 million. Of the $296 million, the Utility has recovered $137 million (including remediation of generation plants divested, discussed above) and expects to recover another $127 million in future rates. The Utility mitigates its cost by seeking recovery from insurance carriers and other third parties.

   The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. A change in the estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility estimated costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for cleanup costs at additional sites or expected outcomes change.

Year 2000:

The Year 2000 (Y2K) issue exists because many computer programs use only two digits to refer to a year, and were developed without considering the impact of the upcoming change in the century. If PG&E Corporation's mission-critical computer systems fail or function incorrectly due to not being made Y2K ready, they could directly and adversely affect our ability to generate or deliver our products and services or could otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences.

   Our plan to address the Y2K issues focused primarily on mission-critical systems whose components are categorized as in-house software, vendor software, embedded systems, and computer hardware.

   The four primary phases of our plan to address these systems were inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical systems are formally determined to be Y2K ready. "Y2K ready" means that a system is suitable for continued use into the year 2000.

   PG&E Corporation's mission-critical items have been certified as Y2K ready with a few exceptions at PG&E Gas Transmission-Northwest. These exceptions are scheduled to be resolved by replacement or retirement of non-Y2K ready systems in November 1999. Contingency plans are in place to address any unlikely delays or problems.

   The Utility is certifying its readiness to the CPUC prior to the November 1 deadline, and has previously notified the North American Electric Reliability Council (NERC), and Nuclear Regulatory Commission (NRC) that it is Y2K ready.

   "Clean management" practices have been implemented to prevent systems from becoming compromised. Even after systems are certified as Y2K ready, we are continuing various kinds of validation and quality assurance efforts and may do so into the year 2000 to minimize the risk of any significant disruption.

   In addition to internal systems, we also depend upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and financial institutions to support the functioning of our business. To the extent that any of these parties are considered mission-critical to our business and experience Y2K problems in their systems, our mission-critical business functions may be adversely affected. To deal with this vulnerability, our program used a four phased approach to address external parties: inventory, action planning, risk assessment, and contingency planning. The contingency planning process also addresses exposures that could result from failures in our own essential business systems. Contingency plans are continually revised as necessary.

   The Utility's contingency plans have been incorporated into its emergency plans and include measures such as emergency back-up and recovery procedures, augmenting automated applications with manual processes, and identification of alternate suppliers. Electric transmission and generation plans are coordinated with those of the California ISO and PX, and are consistent with Western Systems Coordinating Council and NERC recommendations and NRC guidelines. The plans were tested in Utility and gas-and-electric industry drills in which the Utility participated throughout 1999, and will be updated as necessary.

   As of September 30, 1999, we estimate total costs to address Y2K problems to be $212 million, of which $97 million is attributed to the Utility. Included are systems replaced or enhanced for general business purposes and whose implementation schedules is critical to our Y2K readiness.

   Through September 1999, we spent approximately $179 million, of which $94 million was capitalized. The remaining $85 million was expensed. Future costs, including contingency funds, to address Y2K issues are expected to be $33 million, of which $13 million will be capitalized. The remaining $20 million will be expensed.

   Although we expect our efforts and those of our external parties to be successful, given the complex interaction of today's computing and communications systems, we cannot be certain we will be completely successful. Accordingly, we have considered the most reasonably likely worst case Y2K scenarios that could affect us or the Utility, and we believe that they mainly involve public overreaction before and during the New Year period that could create localized telephone problems due to congestion, temporary gasoline shortages, and curtailment of natural gas usage by customers. In addition, it is reasonably likely that there will be minor technical failures such as localized telephone outages and small isolated malfunctions in our computer systems that will be immediately repaired. None of these reasonably likely scenarios are expected to have a material adverse impact on the Utility's or our financial position, results of operations, or cash flows. Nevertheless, if we, or third parties with which we have significant business relationships, fail to achieve and sustain Y2K readiness of mission-critical systems, there could be a material adverse impact on the Utility and our financial position, results of operations, and cash flows.

Price Risk Management Activities:

   PG&E Corporation's daily value-at-risk for commodity price sensitive derivative instruments as of September 30, 1999, is $1.3 million for trading activities and $1.7 million for non-trading activities.

   In November 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue 98-10, Accounting for Energy Trading and Risk Management Activities. This Issue states that all energy-related contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices be marked to market with the gains and losses reflected in the income statement. The Task Force stipulates implementation for fiscal years beginning after December 15, 1998. PG&E Corporation adopted this standard on January 1, 1999. The effect of adoption on earnings and the financial position of PG&E Corporation was immaterial.

   On July 8, 1999, the CPUC authorized the Utility to recover the costs of participating in the California Power Exchange block forward market.

Legal Matters:

In the normal course of business, both the Utility and PG&E Corporation are named as parties in a number of claims and lawsuits. (See Note 6 of Notes to Consolidated Financial Statements for further discussion of significant pending legal matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation's and Pacific Gas and Electric Company's primary market risk results from changes in energy prices and interest rates. We engage in price risk management activities for both non-hedging and hedging purposes. Additionally, we may engage in hedging activities using futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices, interest rates, and foreign currencies. (See Price Risk Management Activities, above.)

                     PART II.  OTHER INFORMATION

Item 4.     Legal Proceedings
            -----------------

As previously disclosed in PG&E Corporation and Pacific Gas and Electric Company's Annual Report on Form 10-K for the year ended December 31, 1998, Pacific Gas and Electric Company is currently a defendant in three civil actions pending in California courts. These cases are (1) Aguayo v. Pacific Gas and Electric Company, filed March 15, 1995, in Los Angeles County Superior Court, (2) Aguilar v. Pacific Gas and Electric Company, filed October 4, 1996, in Los Angeles County Superior Court, and (3) Acosta, et al. v. Betz Laboratories, Inc., et al., filed November 27, 1996, in Los Angeles Superior Court. These cases are collectively referred to as the "Aguayo Litigation." In September 1999, two cases which also had named PG&E Corporation as a defendant (Little and Mustafa v. Pacific Gas and Electric Company and PG&E Corporation and Whipple, et al. v. Pacific Gas and Electric Company and PG&E Corporation, et al.) were dismissed.

Each of the complaints in the Aguayo Litigation alleges personal injuries and seeks compensatory and punitive damages in an unspecified amount arising out of alleged exposure to chromium contamination in the vicinity of Pacific Gas and Electric Company's gas compressor stations at Kettleman, Hinkley, and Topock, California. The plaintiffs in the Aguayo Litigation include current and former Pacific Gas and Electric Company employees, relatives of current and former Company employees, residents in the vicinity of the compressor stations, and persons who visited the gas compressor stations. The plaintiffs also include spouses or children of these plaintiffs who claim only loss of consortium or injury through the alleged exposure of their spouses or parents. In June 1998, the court found that preconception claims are not recognizable under California law and ordered the dismissal of such claims.

Pursuant to stipulation of the parties, the court has entered the dismissals of 611 plaintiffs who either had failed to respond to discovery or whose claims were based on preconception injuries, from the Acosta, Aguilar, and Aguayo cases. As a result of these dismissals, there are currently approximately 1,650 plaintiffs in the Aguayo Litigation.

Although the trial date for the 20 trial test plaintiffs in the Aguayo, Acosta and Aguilar cases had been set for November 16, 1999, in Los Angeles Superior Court, the parties have requested the court to extend the trial date in these cases to May 1, 2000.

PG&E Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its or Pacific Gas and Electric Company's financial position or results of operations.


Item 5.     Other Information
            -----------------

Ratio of Earnings to Fixed Charges and Ratio of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Pacific Gas and Electric Company's earnings to fixed charges ratio for the nine months ended September 30, 1999, was
2.94. Pacific Gas and Electric Company's earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 1999, was

2.79. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-61959, relating to Pacific Gas and Electric Company's various classes of debt and first preferred stock outstanding.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a)  Exhibits:

     Exhibit 10.1  Officer Severance Policy, amended as of
                   July 21, 1999

     Exhibit 10.2  Description of Compensation Arrangement
                   between PG&E Corporation and Thomas G. Boren

     Exhibit 10.3  Description of Compensation Arrangement
                   between PG&E Corporation and Peter Darbee

     Exhibit 11    Computation of Earnings Per Common Share

     Exhibit 12.1  Computation of Ratios of Earnings to
                   Fixed Charges for Pacific Gas and Electric
                   Company

     Exhibit 12.2  Computation of Ratios of Earnings to
                   Combined Fixed Charges and Preferred Stock
                   Dividends for Pacific Gas and Electric Company

     Exhibit 27.1  Financial Data Schedule for the quarter
                   ended September 30, 1999, for PG&E Corporation

     Exhibit 27.2  Financial Data Schedule for the quarter
                   ended September 30, 1999, for Pacific Gas and
                   Electric Company

(b) The following Current Reports on Form 8-K were filed during the third quarter of 1999 and through the date hereof (1):

1.  August 18, 1999
    Item 5.  Other Events
    Announcement relating to legislative proposal regarding
    Pacific Gas and Electric Company's hydroelectric assets

2.  September 13, 1999
    Item 5.  Other Events
         A.  Valuation and Disposition of Hydroelectric Generating
             Assets
         B.  Post-Transition Period Ratemaking Proceeding
         C.  Electric Base Revenue Increase

3.   September 17, 1999 (Filed by PG&E Corporation only)
     Item 5. Other Events
     Change in management

4.   October 1, 1999
     Item 5.  Other Events
     Proposed Auction of Hydroelectric Generating Assets

(1) Unless otherwise noted, all Current Reports on Form 8-K were filed under both Commission File Number 1-12609 (PG&E
Corporation) and Commission File Number 1-2348 (Pacific Gas and Electric Company)

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                            PG&E CORPORATION
                                   and
                            PACIFIC GAS AND ELECTRIC COMPANY




                                CHRISTOPHER P. JOHNS
October 15, 1999           By __________________________
                                CHRISTOPHER P. JOHNS
                                Vice President and Controller
                                (PG&E Corporation)
                                Vice President and Controller
                                (Pacific Gas and Electric Company)

                          Exhibit Index



Exhibit No.         Description of Exhibit


10.1       Officer Severance Policy, amended as of July 21, 1999

10.2       Description of Compensation Arrangement between PG&E
           Corporation and Thomas G. Boren

10.3       Description of Compensation Arrangement between PG&E
           Corporation and Peter Darbee

11         Computation of Earnings Per Common Share

12.1       Computation of Ratio of Earnings to Fixed
           Charges for Pacific Gas and Electric Company

12.2       Computation of Ratio of Earnings to Combined Fixed
           Charges and Preferred Stock Dividends for
           Pacific Gas and Electric Company

27.1       Financial Data Schedule for the quarter ended
           September 30, 1999 for PG&E Corporation

27.2       Financial Data Schedule for the quarter ended
           September 30, 1999 for Pacific Gas and
           Electric Company