Form 10-K
period 1999-12-31
PACIFIC GAS & ELECTRIC CO
filed 2000-03-07
CIK 75488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
                                      OR
  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to

                                                                      IRS Employer
    Commission         Exact Name of Registrant          State of    Identification
    File Number      as specified in its charter       Incorporation     Number
    -----------      ---------------------------       ------------- --------------
    1-12609     PG&E CORPORATION                        California     94-3234914
    1-2348      PACIFIC GAS AND ELECTRIC COMPANY        California     94-0742640

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


                 94177                                  94105
              (Zip Code)                             (Zip Code)


            (415) 973-7000                         (415) 267-7000
    (Registrant's telephone number,        (Registrant's telephone number,
         including area code)                   including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
    Title of Each Class                                     Which Registered
    -------------------                                ---------------------------
    PG&E Corporation
    Common Stock, no par value                         New York Stock Exchange and
                                                       Pacific Exchange
    Pacific Gas and Electric Company
    First Preferred Stock, cumulative,                 American Stock Exchange and
     par value $25 per share:                          Pacific Exchange
      Redeemable: 7.04%, 5% Series A, 5%, 4.80%,
       4.50%, 4.36%
      Mandatorily Redeemable: 6.57%, 6.30%
      Nonredeemable: 6%, 5.50%, 5%
    7.90% Cumulative Quarterly Income Preferred        American Stock Exchange and
     Securities, Series A (liquidation preference      Pacific Exchange
     $25), issued by PG&E Capital I and guaranteed by
     Pacific Gas and Electric Company

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2000:
   PG&E Corporation Common Stock                          $8,095 million
   Pacific Gas and Electric Company First Preferred Stock   $331 million

Common Stock outstanding as of February 22, 2000:
   PG&E Corporation:                                    384,825,799
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

(1) Designated portions of the combined Annual Report to
    Shareholders for the year ended December 31, 1999.....  Part I (Item 1), Part II (Items 5, 6, 7, 7A, and 8)
                                                            Part IV (Item 14)
(2) Designated portions of the Joint Proxy Statement
    relating to the 2000 Annual Meetings of Shareholders..  Part III (Items 10, 11, 12, and 13)

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
         Glossary of Terms..............................................  iii

                                      PART I

 Item 1. Business.......................................................    1

         GENERAL........................................................    1
         Corporate Structure and Business...............................    1
         Competition and the Changing Regulatory Environment............    2
         Regulation of PG&E Corporation.................................    3
         Regulation of Pacific Gas and Electric Company.................    4
           State Regulation.............................................    4
           Federal Regulation...........................................    4
           Licenses and Permits.........................................    4
         Regulation of the National Energy Group........................    4
         Risk Management Programs.......................................    5

         UTILITY OPERATIONS.............................................    7
         Ratemaking Mechanisms..........................................    7
           Electric Ratemaking..........................................    8
           Gas Ratemaking...............................................   11
         Electric Utility Operations....................................   12
           California Electric Industry Restructuring...................   12
             The California Independent System Operator and the
              California Power Exchange.................................   12
             Voluntary Generation Asset Divestiture.....................   13
             Recovery of Transition Costs...............................   14
             Retail Direct Access.......................................   14
             Rate Levels and Rate Reduction Bonds.......................   15
             Public Purpose Programs....................................   15
             Distributed Generation and Electric Distribution
              Competition...............................................   15
         Electric Operating Statistics..................................   16
         Electric Generating Capacity...................................   17
         Diablo Canyon..................................................   18
           Diablo Canyon Operations.....................................   18
           Diablo Canyon Ratemaking.....................................   19
           Nuclear Fuel Supply and Disposal.............................   19
           Insurance....................................................   20
           Decommissioning..............................................   20
         Other Electric Resources.......................................   21
           QF Generation and Other Power Purchase Contracts.............   21
         Electric Transmission and Distribution.........................   22
         Gas Utility Operations.........................................   23
         Gas Operating Statistics.......................................   24
         Natural Gas Supplies...........................................   25
         Gas Regulatory Framework.......................................   25
         Transportation Commitments.....................................   26
         Core Procurement Incentive Mechanism...........................   27

         NATIONAL ENERGY GROUP..........................................   28
         Gas Transmission Operations....................................   28

                                                                          Page
                                                                          ----
            PG&E Gas Transmission, Texas................................   28
            PG&E GT-Northwest...........................................   29
          Independent Power Generation..................................   30
            New England Operations......................................   30
          Portfolio of Operating Generating Plants......................   31
            Generation Development Projects.............................   32
          Energy Trading................................................   32
          Energy Services...............................................   33

          ENVIRONMENTAL MATTERS.........................................   34
          Environmental Matters.........................................   34
            Environmental Protection Measures...........................   34
            Air Quality.................................................   34
            Water Quality...............................................   35
            Hazardous Waste Compliance and Remediation..................   36
            Potential Recovery of Hazardous Waste Compliance and
             Remediation Costs..........................................   37
            Compressor Station Litigation...............................   38
            Electric and Magnetic Fields................................   38
            Low Emission Vehicle Programs...............................   38
 Item 2.  Properties....................................................   39
 Item 3.  Legal Proceedings.............................................   39
          Compressor Station Chromium Litigation........................   39
          Texas Franchise Fee Litigation................................   40
 Item 4.  Submission of Matters to a Vote of Security Holders...........   42
          EXECUTIVE OFFICERS OF THE REGISTRANTS.........................   43

                                      PART II

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................   46
 Item 6.  Selected Financial Data.......................................   46
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   46
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   46
 Item 8.  Financial Statements and Supplementary Data...................   46
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   47

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   47
 Item 11. Executive Compensation........................................   47
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   47
 Item 13. Certain Relationships and Related Transactions................   47

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   48
          Signatures....................................................   52
          Independent Auditors' Report (Deloitte & Touche LLP)..........   53
          Independent Auditors' Report (Arthur Andersen LLP)............   54
          Report of Independent Public Accountants (Arthur Andersen
           LLP).........................................................   55

                               GLOSSARY OF TERMS

AB 1890.................... Assembly Bill 1890, the California electric industry restructuring legislation
AEAP....................... Annual Earnings Assessment Proceeding
ATCP....................... Annual Transition Cost Proceeding
BCAP....................... Biennial Cost Allocation Proceeding
bcf........................ billion cubic feet
BRPU....................... Biennial Resource Plan Update
BTA........................ best technology available
Btu........................ British thermal unit
CARE....................... California Alternate Rates for Energy
CCAA....................... California Clean Air Act
CEC........................ California Energy Commission
CEMA....................... Catastrophic Event Memorandum Account
Central Coast Board........ Central Coast Regional Water Quality Control Board
CERCLA..................... Comprehensive Environmental Response, Compensation, and Liability Act
core customers............. residential and smaller commercial gas customers core subscription
 customers................. noncore customers who choose bundled service
CPIM....................... core procurement incentive mechanism
CPUC....................... California Public Utilities Commission
CTC........................ competition transition charge
Diablo Canyon.............. Diablo Canyon Nuclear Power Plant
DOE........................ United States Department of Energy
DSM........................ demand side management
EDRA....................... Electric Deferred Refund Account
El Paso.................... El Paso Natural Gas Company
EMF........................ electric and magnetic fields
EPA........................ United States Environmental Protection Agency
ERCA....................... Electric Restructuring Costs Account
FERC....................... Federal Energy Regulatory Commission
Gas Accord................. Gas Accord Settlement
Geysers.................... The Geysers Power Plant
GRC........................ General Rate Case
Holding Company Act........ Public Utility Holding Company Act of 1935
Humboldt................... Humboldt Bay Power Plant
HWRC....................... hazardous waste remediation costs
ICIP....................... Incremental Cost Incentive Price
IPP........................ Independent power producer
ISO........................ Independent System Operator
kV......................... kilovolts
kVa........................ kilovolt-amperes
kW......................... kilowatts
kWh........................ kilowatt-hour
LEV........................ low emission vehicle
Mcf........................ thousand cubic feet
MDt........................ thousand decatherms
MMcf....................... million cubic feet
MMcf/d..................... million cubic feet per day
MW......................... megawatts
MWh........................ megawatt-hour
NEES....................... New England Electric System
NEIL....................... Nuclear Electric Insurance Limited

NGL........................ natural gas liquids
noncore customers.......... industrial and larger commercial gas customers
NOx........................ oxides of nitrogen
NRC........................ Nuclear Regulatory Commission
Nuclear Waste Act.......... Nuclear Waste Policy Act of 1982
ORA........................ Office of Ratepayer Advocates, a division of the California Public Utilities
                             Commission
PBR........................ performance-based ratemaking
PG&E Expansion............. the Pacific Gas and Electric Company portion of the Pipeline Expansion
PG&E ET.................... PG&E Corporation's energy commodities activities, PG&E Energy Trading or PG&E ET
PG&E ES.................... PG&E Corporation's energy services operations, PG&E Energy Services or
                             PG&E ES
PG&E Gen................... PG&E Generating Company, LLC and its affiliates
PG&E GT.................... PG&E Corporation's gas transmission operations, PG&E Gas Transmission or PG&E GT
PG&E GT-Northwest.......... PG&E Gas Transmission, Northwest Corporation formerly known as
                             Pacific Gas Transmission Company
PG&E GT NW Expansion....... PG&E Gas Transmission, Northwest Corporation's portion of the Pipeline
                             Expansion
PG&E GTT................... PG&E Gas Transmission, Texas Corporation
PG&E OSC................... PG&E Operating Services Company
Pipeline Expansion......... PG&E GT NW/PG&E Pipeline Expansion
PPPs....................... public purpose programs
PRP........................ potentially responsible party
PURPA...................... Public Utility Regulatory Policies Act of 1978
PX......................... California Power Exchange
QF......................... qualifying facility
RAP........................ Revenue Adjustment Proceeding
RRC........................ The Railroad Commission of Texas
SEC........................ Securities and Exchange Commission
SOS........................ Standard Offer Service
Teco....................... Teco Pipeline Company
TCBA....................... Transition Cost Balancing Account
TRA........................ Transition Revenue Account
Transwestern............... Transwestern Pipeline Company
USGenNE.................... US Gen New England, Inc.
Utility.................... Pacific Gas and Electric Company and it subsidiaries
Valero..................... Valero Energy Corporation

                                    PART I

ITEM 1. Business.

                                    GENERAL

Corporate Structure and Business

   PG&E Corporation is an energy-based holding company headquartered in San Francisco, California. Effective January 1, 1997, Pacific Gas and Electric Company (sometimes referred to herein as the "Utility") and its subsidiaries became subsidiaries of PG&E Corporation, which was incorporated in 1995. Pacific Gas and Electric Company, incorporated in California in 1905, is an operating public utility engaged principally in the business of providing electricity and natural gas distribution and transmission services throughout most of Northern and Central California. The Utility is primarily regulated by the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). In the holding company reorganization, Pacific Gas and Electric Company's outstanding common stock was converted on a share-for-share basis into PG&E Corporation common stock. Pacific Gas and Electric Company's debt securities and preferred stock were unaffected and remain securities of Pacific Gas and Electric Company.

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

   In addition to the regulated utility business of Pacific Gas and Electric Company, PG&E Corporation's National Energy Group provides energy products and services throughout North America. The National Energy Group businesses develop, construct, operate, own, and manage independent power generation facilities that serve wholesale and industrial customers through PG&E Generating Company, LLC (formerly U.S. Generating Company, LLC) and its affiliates (collectively, PG&E Gen); own and operate natural gas pipelines, natural gas storage facilities, and natural gas processing plants, primarily in the Pacific Northwest and Texas, through various subsidiaries of PG&E Corporation (collectively, PG&E Gas Transmission or PG&E GT); purchase and sell energy commodities and provide risk management services to customers in major North American markets, including the National Energy Group's non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers through PG&E Energy Trading--Gas Corporation, PG&E Energy Trading--Power, L.P., and their affiliates (collectively, PG&E Energy Trading or PG&E ET); and provide competitively priced electricity, natural gas, and related services to industrial, commercial, and institutional customers through PG&E Energy Services Corporation (PG&E Energy Services or PG&E ES). In the fourth quarter of 1999, PG&E Corporation's Board of Directors approved a plan for the divestiture of PG&E Corporation's Texas natural gas and natural gas liquids business. Also in the fourth quarter of 1999, PG&E Corporation's Board of Directors approved a plan for the divestiture of PG&E Corporation's retail energy services. See "National Energy Group--Gas Transmission Operations" and "National Energy Group--Energy Services" below.

   As of December 31, 1999, PG&E Corporation had $29.7 billion in assets. PG&E Corporation generated $20.8 billion in operating revenues for 1999. As of December 31, 1999, PG&E Corporation and its subsidiaries and affiliates had 22,433 employees. As of December 31, 1999, Pacific Gas and Electric Company had $21.4 billion in assets. The Utility generated $9.2 billion in operating revenues for 1999. As of December 31, 1999, the Utility had 18,935 employees.

   The gas and electric utility operations of Pacific Gas and Electric Company represent the largest component of PG&E Corporation's business, contributing 44% of PG&E Corporation's total revenues in 1999.

   PG&E Corporation has identified four reportable operating segments. The Utility is one reportable operating segment and the other three are part of PG&E Corporation's National Energy Group (PG&E Gen, PG&E GT, and PG&E ET). Financial information about each reportable operating segment is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders and in Note 17 of the "Notes to Consolidated Financial Statements" beginning on page 63 of PG&E Corporation's 1999 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report.

   The following report includes forward-looking statements about the future that involve a number of risks and uncertainties. These statements are based on assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements. Although PG&E Corporation and the Utility are not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements include: the pace and extent of the ongoing restructuring of the electric and natural gas industries across the United States; operational changes related to industry restructuring, including changes to the Utility's business processes and systems; the method and timing of disposition and valuation of the Utility's hydroelectric generation assets; the timing of the completion of the Utility's transition cost recovery and the consequent end of the current electric rate freeze in California; any changes in the amount the Utility is allowed to collect (recover) from its customers for certain costs which prove to be uneconomic under the new competitive market (called transition costs); future operating performance at the Utility's Diablo Canyon Nuclear Power Plant (Diablo Canyon); the method adopted by the CPUC for sharing the net benefits of operating Diablo Canyon with ratepayers and the timing of the implementation of the adopted method; the extent of anticipated growth of transmission and distribution services in the Utility's service territory; future market prices for electricity; future fuel prices; the success of management's strategies to maximize shareholder value in PG&E Corporation's National Energy Group which may include acquisitions or dispositions of assets or internal restructuring; the extent to which current or planned generation development projects are completed and the pace and cost of such completion; generating capacity expansion and retirements by others; the successful integration and performance of acquired assets; the outcome of the Utility's various regulatory proceedings, including the the proposal to auction the Utility's hydroelectric generation assets, the electric transmission rate case applications, and post-transition period ratemaking proceedings; fluctuations in commodity gas, natural gas liquid, and electricity prices and the ability to successfully manage such price fluctuations; and the pace and extent of competition in the California generation market and its impact on the Utility's costs and resulting collection of transition costs. As the ultimate impact of these and other factors is uncertain, these and other factors may cause future results to differ materially from results or outcomes currently expected or sought by PG&E Corporation.

Competition and the Changing Regulatory Environment

   The electric and gas industries are continuing to undergo significant change. Under traditional regulation, utilities were provided the opportunity to earn a fair return on their invested capital in exchange for a commitment to serve all customers within a designated service territory. The objective of this regulatory policy was to provide universal access to safe and reliable utility services. Regulation was designed in part to take the place of competition and ensure that these services were provided at fair prices.

   In 1998, California became one of the first states in the country to implement electric industry restructuring and establish a competitive market framework for electric generation. Today, most Californians may continue to purchase their electricity from investor-owned utilities (such as Pacific Gas and Electric Company) or they may choose to purchase electricity from alternative generation providers (such as unregulated power generators and unregulated retail electricity suppliers such as marketers, brokers, and aggregators). For those customers who have not chosen an alternative generation provider, investor-owned utilities, such as Pacific Gas and Electric Company, continue to be the generation providers. Investor-owned utilities continue to provide distribution services to substantially all customers within their service territories, including those customers who choose an alternative generation provider. The framework for electric industry restructuring was established in Assembly

Bill 1890 (AB 1890) passed by the California Legislature and signed by the Governor in 1996. For information about California electric industry restructuring, see "Utility Operations--Electric Utility Operations-- California Electric Industry Restructuring" below.

   Although the initial stages of restructuring have focussed on competition among suppliers of generation, the CPUC also is studying the effect of distributed generation (where the electric energy source is located in close proximity to electric demand) in the California generation market and possible changes in the electric distribution function of traditional utilities. See "Utility Operations--Electric Utility Operations--California Electric Industry Restructuring--Distributed Generation and Electric Distribution Competition" below.

   Restructuring of the natural gas industry on both the national and the state level has given choices to California utility customers to meet their gas supply needs. In August 1997, the CPUC approved the Gas Accord settlement agreement (Gas Accord) which restructured the Utility's gas services and its role in the gas market. Among other matters, the Gas Accord separated, or "unbundled," the rates for the Utility's gas transmission services from its distribution services. As a result, the Utility's customers may buy gas directly from competing suppliers and purchase transmission-only and distribution-only services from the Utility. Most of the Utility's industrial and larger commercial customers (noncore customers) now purchase their gas from marketers and brokers. Substantially all residential and smaller commercial customers (core customers) buy gas as well as transmission and distribution services from the Utility as a bundled service. For more information about the Gas Accord and regulatory changes affecting the California natural gas industry, see "Utility Operations--Gas Utility Operations--Gas Regulatory Framework " below.

   Additional information concerning competition and the changing regulatory environment is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5, and in Note 2 of the "Notes to Consolidated Financial Statements" beginning on page 40 of the 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Regulation of PG&E Corporation

   PG&E Corporation and its subsidiaries are exempt from all provisions, except Section 9(a)(2), of the Public Utility Holding Company Act of 1935 (Holding Company Act). At present, PG&E Corporation has no expectation of becoming a registered holding company under the Holding Company Act.

   PG&E Corporation is not a public utility under the laws of California and is not subject to regulation as such by the CPUC. However, the CPUC approval authorizing Pacific Gas and Electric Company to form a holding company was granted subject to various conditions related to finance, human resources, records and bookkeeping, and the transfer of customer information. The financial conditions provide that the Utility is precluded from guaranteeing any obligations of PG&E Corporation without prior written consent from the CPUC, the Utility's dividend policy shall continue to be established by the Utility's Board of Directors as though Pacific Gas and Electric Company were a stand-alone utility company, and the capital requirements of the Utility, as determined to be necessary to meet the Utility's service obligations, shall be given first priority by the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company. The conditions also provide that the Utility shall maintain on average its CPUC-authorized utility capital structure, although it shall have an opportunity to request a waiver of this condition if an adverse financial event reduces the Utility's equity ratio by 1% or more.

   The CPUC also has adopted complex and detailed rules governing transactions between California's natural gas local distribution and electric utility companies and their non-regulated affiliates. The rules permit non-regulated affiliates of regulated utilities (such as PG&E Energy Services, the non-regulated energy marketing subsidiary of PG&E Corporation) to compete in the affiliated utility's service territory, and also to use the name and logo of their affiliated utility, provided that in California the affiliate includes certain designated disclaimer language which emphasizes the separateness of the entities and that the affiliate is not regulated by the CPUC. The rules also address the separation of regulated utilities and their non-regulated affiliates and information exchange among the affiliates. The rules prohibit the utilities from engaging in certain practices, which would discriminate against energy service providers that compete with the utility's non-regulated affiliates.

   The CPUC has also established specific penalties and enforcement procedures for affiliate rules violations. Utilities are required to self-report affiliate rules violations.

Regulation of Pacific Gas and Electric Company

   State Regulation

   The CPUC has jurisdiction to regulate the following utility functions within California: electric distribution service, gas distribution service, and gas transmission service. The CPUC regulates Pacific Gas and Electric Company's rates and conditions of service, sales of securities, dispositions of utility property, rates of return, rates of depreciation, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition, and the environment, in order to determine its future policies. The CPUC consists of five members appointed by the Governor and confirmed by the State Senate for six-year terms.

   The California Energy Commission (CEC) has the responsibility to make electric-demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs, and maintains a statewide plan of action in case of energy shortages. In addition, the CEC certifies power plant sites and related facilities within California. The CEC also administers funding for public purpose research and development, and renewable technologies programs.

   Federal Regulation

   The FERC regulates electric transmission rates and access, operation of the California Independent System Operator (ISO) and the California Power Exchange
(PX), uniform systems of accounts, and electric contracts involving sales of electricity for resale. The FERC also has jurisdiction over the Utility's electric transmission revenue requirements and rates. The FERC also regulates the interstate transportation of natural gas. Further, most of the Utility's hydroelectric facilities are subject to licenses issued by the FERC.

   The Nuclear Regulatory Commission (NRC) oversees the licensing, construction, operation, and decommissioning of nuclear facilities, including Diablo Canyon and the nuclear generating unit at Humboldt Bay Power Plant (Unit 3). NRC regulations require extensive monitoring and review of the safety, radiological, and environmental aspects of these facilities.

   Licenses and Permits

   Pacific Gas and Electric Company obtains a number of permits, authorizations, and licenses in connection with the construction and operation of its generating plants, transmission lines, and gas compressor station facilities. Discharge permits, various Air Pollution Control District permits, United States Department of Agriculture--Forest Service permits, FERC hydroelectric facility and transmission line licenses, and NRC licenses are the most significant examples. Some licenses and permits may be revoked or modified by the granting agency if facts develop or events occur that differ significantly from the facts and projections assumed in granting the approval. Furthermore, discharge permits and other approvals and licenses are granted for a term less than the expected life of the associated facility. Licenses and permits may require periodic renewal, which may result in additional requirements being imposed by the granting agency. Pacific Gas and Electric Company currently has ten hydroelectric projects and one transmission line project undergoing FERC license renewal.

Regulation of the National Energy Group

   In addition to Pacific Gas and Electric Company, certain of PG&E Corporation's other subsidiaries that conduct interstate gas transmission and storage and electric wholesale power marketing operations are subject to

FERC jurisdiction. The FERC also has authority to regulate rates for natural gas transportation and storage in interstate commerce. The FERC also regulates certain transportation and storage transactions on the intrastate pipelines pursuant to Section 311 of the Natural Gas Policy Act of 1978.

   The Railroad Commission of Texas (RRC) regulates gas utilities, including those owned by PG&E Corporation through PG&E Gas Transmission, Texas Corporation (PG&E GTT), PG&E Gas Transmission Teco, Inc., and other affiliates operating in Texas. The RRC's gas proration rules govern the wellhead production and purchase of gas. Intrastate pipelines can provide intrastate gas transportation at negotiated rates that are presumed just and reasonable. If the criteria for negotiated rates cannot be met, the RRC may assess a cost-of-service-based rate. The RRC also may regulate certain sales of gas. Currently, the price of natural gas sold under a majority of PG&E GTT's gas sales contracts is not regulated by the RRC. All transportation and gathering of gas is subject to the RRC Code of Conduct which prohibits undue discrimination among similarly situated shippers. Further, all transportation of gas, processing of gas, and transportation of natural gas liquids is subject to safety regulations enforced by the RRC and the Texas Natural Resource Conservation Commission.

   In addition, the power generation projects that PG&E Gen develops, manages, or owns are subject to differing types of federal regulation depending on the regulatory status of the particular project. Some of these projects are exempt wholesale generators (EWG) under the National Energy Policy Act of 1992, which status exempts the project from regulation under the Holding Company Act. EWG status is granted by the FERC upon application by the project. Some projects have received authority from the FERC to charge market-based rates for the power they sell, rather than traditional cost-based rates. Many of PG&E Gen's affiliated projects are qualifying facilities (QFs) under the Public Utility Regulatory Policies Act of 1978 (PURPA). QF status exempts the project from regulation under various federal and state laws concerning the electric industry. PG&E Gen's projects are also subject to various federal, state, and local regulations concerning siting and environmental matters.

   PG&E Corporation's indirect subsidiary USGen New England, Inc. (USGenNE) acquired the electric generating facilities of the New England Electric System
(NEES) in September 1998. USGenNE also is subject to numerous federal, state, and local statutes and regulations. USGenNE sells at wholesale all of the electricity it generates, as well as electricity it purchases from third parties under existing power sales agreements. Under the Federal Power Act
(FPA), the FERC regulates these wholesale sales. The FERC has approved USGenNE's rate schedule as a market-based schedule and, accordingly, the FERC granted USGenNE waivers of certain other requirements that otherwise are imposed on utilities with cost-based rate schedules. In addition, USGenNE owns and operates a number of hydroelectric and pumped storage projects that are licensed by the FERC. These licenses expire periodically and the projects must be relicensed at that time. USGenNE's licenses for these hydroelectric projects expire over a period from 2001 to 2020. Before expiration of any one of the hydroelectric licenses, there is an opportunity for the existing licensee (as well as others interested in owning and operating the project) to apply for, and obtain, a new license.

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

Risk Management Programs

   PG&E Corporation has an officer-level Risk Management Committee and has adopted a Risk Management Policy, approved by the Board of Directors of PG&E Corporation, for trading and risk management activities. The Risk Management Committee oversees implementation of the policy, approves the trading and risk management policies of subsidiaries, and monitors compliance with the policy.

   The Risk Management Policy allows derivatives to be used for both hedging and non-hedging purposes. (A derivative is a contract whose value is dependent on or derived from the value of some underlying asset.) PG&E Corporation uses derivatives for hedging purposes primarily to offset underlying commodity price risks. PG&E Corporation also participates in markets using derivatives to gather market intelligence, create liquidity, maintain a market presence, and take a market view. Such derivatives include forward contracts, futures, swaps, and options. The Risk Management Policy and the trading and risk management policies of PG&E Corporation's subsidiaries prohibit the use of derivatives whose payment formula includes a multiple of some underlying asset. The Risk Management Committee also monitors the trading and risk management of PG&E ET, consistent with PG&E Corporation's Risk Management Policy. See "National Energy Group--Energy Trading."

   The CPUC has authorized Pacific Gas and Electric Company to trade natural gas-based financial instruments to manage price and revenue risks associated with its natural gas transmission and storage assets, subject to certain conditions. The CPUC also has authorized the Utility to trade natural gas-based financial instruments to hedge the gas commodity price swings in serving core gas customers. In May 1999, the PX obtained FERC approval to operate the "block forward market" which offers parties the ability to buy and sell contracts to purchase electricity in the future at prices set in the contracts. The Utility sought and obtained CPUC authority to participate in the PX block forward market for contracts that call for delivery of the purchased electricity by October 31, 2000, as well as to recover costs (such as gain/losses and transaction fees) associated with its participation in this market.

   Additional information concerning risk management activities and the financial impact of risk management activities on PG&E Corporation and Pacific Gas and Electric Company is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5 and in Notes 1, 3, and 4 of the "Notes to Consolidated Financial Statements" beginning on pages 36, 45, and 47, respectively, of the 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

                              UTILITY OPERATIONS

   Pacific Gas and Electric Company provides regulated electric and gas distribution and transmission services in Northern and Central California. The Utility's service territory covers 70,000 square miles with an estimated population of approximately 13 million and includes all or portions of 48 of California's 58 counties. The area's diverse economy includes aerospace, electronics, financial services, food processing, petroleum refining, agriculture, and tourism.

Ratemaking Mechanisms

   The ratemaking mechanisms affecting both electricity and gas distribution operations are discussed below.

   General Rate Case. The CPUC authorizes an amount, known as "base revenues," to be collected from ratepayers to recover Pacific Gas and Electric Company's basic business and operational costs for its gas and electric distribution operations. Base revenues, which include non-fuel-related operating and maintenance costs, depreciation, taxes, and a return on invested capital, currently are authorized by the CPUC in General Rate Case (GRC) proceedings. During the GRC, which occurs every three years, the CPUC examines the Utility's costs and operations to determine the amount of base revenue requirement the Utility is authorized to collect from customers through base revenues. The revenue requirement is forecasted on the basis of a specified test year. (The return component of the Utility's revenue requirement is computed using the overall cost of capital authorized in other proceedings.) Following the revenue requirement phase of a GRC, the CPUC conducts a rate design phase, which allocates revenue requirements and establishes rate levels for the different classes of customers. On February 17, 2000, the CPUC issued a decision in the Utility's GRC for the period 1999-2001, further discussed below. The decision also orders that the Utility file a 2002 GRC, so that the revenue requirements established in the 2002 GRC will be the starting point for a future performance based ratemaking (PBR) mechanism (discussed below) that is intended to eventually replace the GRC mechanism and cost of capital proceedings.

   Cost of Capital. Each year, the Utility files an application with the CPUC to determine the authorized rate of return that the Utility may earn on its electric and gas distribution assets and recover from ratepayers. In November 1999, the Utility filed its 2000 cost of capital application. To reflect increasing interest rates, the Utility has requested a return on equity (ROE) of 12.5% and an overall rate of return of 9.76% as compared to its 1999 authorized rates of 10.6% ROE and 8.75% overall rate of return. The Utility has not requested any change in its current authorized capital structure of 46.2% long-term debt, 5.8% preferred stock, and 48% common equity. If granted, the requested ROE would increase electric distribution revenues by approximately $36.6 million and natural gas distribution revenues by approximately $127.8 million based upon the rate base authorized in the 1999 GRC. The Utility requested that a final CPUC decision be issued in June 2000. On February 17, 2000, the CPUC issued a decision to allow the final CPUC decision, when it is adopted, to be effective retroactively to February 17, 2000. The return on the Utility's electric transmission-related assets will be determined by the FERC in 2000. The return on the Utility's natural gas transmission and storage business was incorporated in rates established in the Gas Accord settlement. See "Gas Ratemaking--Gas Accord" below. The authorized ROE for the Utility's remaining generation assets, including Diablo Canyon, is 6.77% throughout the transition period.

   Electric and Gas Distribution Performance-Based Ratemaking. In November 1998, the Utility filed an application with the CPUC to establish performance-based ratemaking (PBR) for electric and gas distribution services. The proposed distribution PBR would establish electric and gas distribution revenue requirements for the year in which PBR is approved to 2004 taking the place of the GRC and cost of capital proceedings for these years. The Utility proposed that the revenue requirement for the year 2000 be determined by applying a formula, based principally on inflation and productivity factors, to the 1999 GRC authorized revenue requirement. In subsequent years, the formula would be applied to the previous year's authorized revenue requirement. The proposed PBR also includes a sharing mechanism for earnings that are significantly above or below the authorized cost of capital, and a framework for rewards and penalties based upon the achievement of various performance measures.

   The final decision in the GRC requires the Utility to go forward with the performance rewards/penalties framework of its PBR proposal, but it requires a 2002 GRC before implementing the PBR mechanism that determines future revenue requirements based principally on inflation and productivity factors. The starting point for the PBR mechanism will be the revenue requirements established in the required 2002 GRC. In any event, after the transition period, the Utility's earnings from its electric distribution operations will be subject to volatility as a result of sales fluctuations.

   Annual Earnings Assessment Proceeding. The Annual Earnings Assessment Proceeding (AEAP) determines shareholder incentives to be earned for Pacific Gas and Electric Company's demand side management (DSM) programs. The Utility was authorized to collect $15.9 million in incentive payments during 1999. The Utility has filed an application seeking $28.7 million in incentive payments relating to 1998 energy efficiency and low-income assistance programs, and DSM programs from other years to be paid in 2000. After consolidating the adjusted incentive payment installments from prior years, the net revenue change in 2000 from DSM shareholder incentives should be an electric increase of approximately $2.47 million and a gas decrease of approximately $0.75 million assuming the Utility's incentive claims are approved. The 1999 AEAP decision is expected in the second quarter of 2000.

   Catastrophic Event Memorandum Account. The Catastrophic Event Memorandum Account (CEMA) allows Pacific Gas and Electric Company to track costs incurred in connection with catastrophic events. On January 7, 1999, the Utility filed an application with the CPUC in its first CEMA proceeding requesting increases in electric and gas revenue requirements of $60.1 million and $15.8 million, respectively, for costs incurred for several emergencies, including the 1991 Oakland Hills Fire and 1998 storms. In September 1999, the Utility entered into a settlement agreement providing for a $59 million increase in electric distribution revenue requirement and a $11 million increase in gas distribution revenue requirement effective January 1, 2000. A CPUC decision is expected in early 2000.

   Electric Ratemaking

   The California electric industry restructuring legislation provided for a transition period during which electric customer rates remain frozen. Any change in the Utility's electric revenue requirements resulting from the items discussed below will not change electric customer rates. Under the electric rate freeze, the portion of total actual revenue that exceeds authorized base revenues and certain other authorized revenue requirements and costs is available to recover transition costs during the transition period. Transition costs are certain generation-related costs that prove to be uneconomic under the new competitive generation market. (See "Electric Utility Operations-- California Electric Industry Restructuring--Recovery of Transition Costs.") Therefore, increases in base revenues would reduce the amount of revenue available to recover transition costs. Conversely, decreases in base revenues would increase revenue available from frozen rates for recovery of transition costs. The transition period will end the earlier of December 31, 2001, or when the Utility has recovered its eligible transition costs. The electric rate freeze will end the earlier of March 31, 2002, or when the Utility has recovered its eligible transition costs.

   General Rate Case. On February 17, 2000, the CPUC issued a decision in the Utility's GRC for the period 1999-2001. The decision is retroactive to January 1, 1999. The CPUC authorized increases in base revenues for the Utility's electric distribution function of $377 million over base revenues authorized in 1996.

   Revenue Adjustment Proceeding. On January 1, 1998, the Transition Revenue Account (TRA) was established. The TRA is credited with total revenue collected from ratepayers through frozen rates. From this total revenue the following items are subtracted: (1) revenues collected for transmission services and for the payment of rate reduction bond debt service, (2) the authorized revenue requirement for distribution services, public purpose programs, and nuclear decommissioning costs, and (3) electric industry restructuring implementation costs, energy procurement costs, and other costs. Remaining revenues, if any, are transferred to the Transition Cost Balancing Account (TCBA) to offset transition costs. The CPUC established a separate annual proceeding, the Revenue Adjustment Proceeding (RAP), to review and verify the amounts recorded in the TRA, and to verify each electric utility's authorized revenue requirements, including any necessary adjustments to reflect the revenue requirements which are approved in other proceedings. The RAP also establishes revenue allocation and rate design, and identifies all electric balancing and memorandum accounts for continued retention or elimination. In June 1999, the CPUC issued a decision in the Utility's first RAP that, among other things, adopted an agreement between the Utility and the CPUC's Office of Ratepayer Advocates (ORA) that resolved several rate allocation and rate design issues, eliminated certain balancing and memorandum accounts, and allows the recovery of entries made into the TRA from January 1 through May 31, 1998 and certain other balancing accounts, subject to CPUC audit. On August 9, 1999, the Utility filed its application in the 1999 RAP addressing revenues and costs recorded in the TRA from June 1, 1998 through June 30, 1999. A CPUC decision on this application is expected in late 2000.

   Annual Transition Cost Proceeding. The Annual Transition Cost Proceeding
(ATCP), applicable to all California investor owned electric utilities, was established to verify the accounting and recording of costs and revenues in the TCBA and ensure that only eligible transition costs have been entered. The TCBA tracks the revenues available to offset transition costs, including the accelerated recovery of plant balances, and other generation-related assets and obligations. Transition costs will receive a limited "reasonableness" review. On September 1, 1998, the Utility filed its application in the 1998 ATCP requesting that $1.8 billion of costs recorded in the TCBA from January 1 through June 30, 1998 be approved as eligible for recovery as transition costs. In July 1999, PG&E and ORA filed a joint motion with the CPUC for approval of a settlement that recommends that the CPUC approve substantially all costs requested by the Utility. On February 17, 2000, the CPUC issued a decision which accepts the settlement in its entirety, and decides most of the other issues in the case in the Utility's favor. Under the final decision, on a prospective basis, the utilities are required to assess the estimated market value of their remaining non-nuclear generating assets, including the land associated with those assets, on an aggregate basis at a value not less than the net book value of those assets and to credit the TCBA with the estimated value. The decision encourages the utilities to base such estimates on realistic assessments of the market value of the assets. The final decision did not adopt a recommendation contained in a previously issued proposed decision to establish a new regulatory asset account that would allow a true-up when the estimated market value is greater than actual market value. However, the decision states that crediting the TCBA with the aggregate net book value of the remaining non-nuclear generating assets is a conservative approach and remedies any concerns regarding the lack of a true-up. The decision provides that if the estimated market valuation is less than book value for any individual asset, accelerated amortization of the associated transition costs will continue until final market valuation of the asset occurs through sale, appraisal, or other divestiture. If the final value of the assets, determined through sale, appraisal or other divestiture, is higher than the estimate, the excess amount would be used to pay remaining transition costs, if any. The utilities are required to file the adjusted entries to their respective TCBA based on the estimated market values with the CPUC by March 9, 2000. The filing will become effective after appropriate review by the CPUC's Energy Division and the TCBA entries are subject to review in the next ATCP. On September 1, 1999, the Utility filed its 1999 ATCP application requesting that $2.6 billion recorded in the TCBA from July 1, 1998, through June 30, 1999, be approved as eligible for recovery as transition costs.

   Electric Industry Restructuring Implementation Costs. Under AB 1890, certain electric industry restructuring implementation costs found reasonable by the CPUC may be recovered from electric customers. In May 1999, the CPUC approved a multi-party settlement agreement that, among other things, permits the Utility to recover 1997 and 1998 restructuring implementation costs of $41.3 million (reflecting a reduction of $10 million from the Utility's requested revenue requirement). In addition, the Utility is authorized to recover in its TRA costs related to the Consumer Education Program and the Electric Education Trust funded by the Utility and FERC-approved ISO and PX development and start-up costs. At the end of the transition period, if recovery of these restructuring implementation costs recorded in the TRA displaces recovery of transition costs recorded in the TCBA, the Utility may recover up to $95 million of such displaced transition costs after the transition period.

   As part of the settlement agreement, the CPUC also authorized the Utility to establish the Electric Restructuring Costs Account (ERCA) to record the restructuring implementation costs that were removed from its 1999 GRC revenue requirement request, any unanticipated restructuring costs incurred as a result of directives from the CPUC or the FERC, and certain other costs. The reasonableness of the entries made in the ERCA and the recovery of these costs will be made through a separate application by the Utility in 2000.

   Revenues from Must-Run Contracts. The ISO has designated certain units at electric generation facilities as necessary to remain available to maintain the reliability of the electric transmission system. These units are called "must-run" units. In general, the ISO dispatches these units under cost-based contracts regulated by the FERC that allow the owners to recover a portion of fixed and operating costs of the must-run units. The owners of must-run units choose among two different forms of must-run contract, both of which cover operating costs. One form provides payments of a percentage of the unit's fixed cost revenue requirement and does not limit market participation. The other form provides 100% fixed cost recovery but allows only very restricted market participation. The Utility's two remaining fossil-fueled power plants (Hunters Point and Humboldt Bay) and three of its hydroelectric generation facilities are under must-run contracts. The form of must-run contract chosen for all of these facilities (except Hunters Point) is the one that does not limit market participation. The Utility currently receives approximately $100 million per year as payments under these must-run contracts, plus fuel costs. In addition, the Utility has the opportunity to earn market revenues for all of these plants except Hunters Point when the ISO has not dispatched the plant. The Utility has filed an application with the CPUC to determine the market value of its hydroelectric generation facilities and related assets through an open competitive auction.

   FERC Transmission Owner Rate Case. The ISO controls most of the state's electric transmission facilities. The Utility serves as the scheduling coordinator to schedule transmission with the ISO to facilitate continuing service under wholesale transmission contracts that the Utility entered into before the ISO was established. The ISO bills the Utility for providing certain services associated with these contracts. These ISO charges are referred to as the "scheduling coordinator costs." As part of the Utility's Transmission Owner rate case filed at the FERC, the Utility established a balancing account, the Transmission Revenue Balancing Account (TRBA), to record these scheduling coordinator costs in order to recover these costs through transmission rates. Certain transmission-related revenues collected by the ISO and paid to the Utility are also recorded in the TRBA. Through December 31, 1999, the Utility has recorded approximately $39 million of these scheduling coordinator costs in the TRBA. (The Utility has also disputed approximately $22.5 million of these costs as incorrectly billed by the ISO. Any refunds that ultimately may be made by the ISO would be credited to the TRBA.). On September 1, 1999, a proposed decision was issued denying recovery of these scheduling coordinator costs. The proposed decision is subject to change by the FERC in its final decision. The FERC is expected to issue a final decision sometime in 2000. On January 11, 2000, the FERC accepted a proposal by the Utility to establish the Scheduled Coordinator Services (SCS) Tariff which would act as a back-up mechanism for recovery of the scheduling coordinator costs if the FERC ultimately decides that these costs may not be recovered in the TRBA. The FERC also conditionally granted the Utility's request that the SCS Tariff be effective retroactive to March 31, 1998, but the FERC suspended the procedural schedule until the final decision is issued regarding the inclusion of scheduling coordinator costs in the TRBA.

   AB 1890 Electric Base Revenue Increase. AB 1890 provided for an increase in the Utility's electric base revenues for 1997 and 1998, for enhancement of transmission and distribution system safety and reliability. The CPUC authorized a 1997 base revenue increase of $164 million. For 1998, the CPUC authorized an additional base revenue increase of $77 million. The CPUC will determine how much of the authorized increases were actually spent on system safety and reliability during 1997 and 1998, and adjust the amounts downward if necessary. The Utility claims that it overspent the 1997 authorized revenue requirement by approximately $11.8 million and that the Utility underspent 1998 incremental revenues by approximately $6.5 million. The Utility has proposed that the underspent amount be credited to TRA revenues. The CPUC's Office of Ratepayer Advocate (ORA) has recommended that $88.4 million in expenditures for 1997 and 1998 be disallowed. The Utility Reform Network
(TURN) has recommended an additional $14 million disallowance for a total recommended disallowance for 1997 and 1998 expenditures of $102.4 million. The Utility opposed the recommended disallowances and hearings were held in October 1999. A proposed decision is not expected until the first quarter of 2000. Any proposed decision would be subject to comment by the parties and change by the CPUC before a final decision is issued.

   Electric Transmission Revenues. Since April 1998, all electric transmission revenues are authorized by the FERC. During 1998 and 1999, the FERC issued orders that put into effect various rates to recover electric transmission costs from the Utility's former bundled rate transmission customers. All 1998 and 1999 rates are subject to refund, pending final decisions. In April 1999, the Utility filed a settlement with the FERC which, if approved, would allow the Utility to recover $345 million for the period of April 1998 through May 1999. In May 1999, the FERC accepted, subject to refund, the Utility's March 1999 request to begin recovering, as of May 31, 1999, $324 million annually. In October 1999, the FERC accepted, subject to refund, the Utility's September 1999 request to increase revenues to $370 million annually beginning in April 2000.

   Electric Deferred Refund Account (EDRA). In December 1996, the CPUC issued a decision establishing an EDRA. The CPUC ordered the Utility to place into the EDRA credits for CPUC-ordered electric disallowances, the utility electric generation share of gas disallowances ordered by the CPUC or the FERC, and amounts resulting from reasonableness disputes or fuel-related cost refunds made to the Utility based on regulatory agency decisions, plus interest charges. In February 2000, the Utility refunded approximately $25 million of EDRA refunds to customers, which included a refund of unspent research, development, and demonstration funds.

   Post-Transition Period Ratemaking Proceeding. In October 1999, the CPUC issued a decision in the Utility's post-transition period ratemaking proceeding. Among other matters, the CPUC decision addresses the mechanisms for ending the current electric rate freeze and for establishing post-transition period accounting mechanisms and rates. The decision prohibits the Utility from collecting after the rate freeze any electric costs incurred during the rate freeze but not recovered during the rate freeze, including costs that are not transition costs and not related to generation assets such as under-collected accounting balances relating to power purchases. The decision also requires the discontinuance of Diablo Canyon's performance-based ratemaking, the incremental cost incentive price (ICIP) mechanism, at the end of the transition period. Instead, after the transition period, Diablo Canyon generation must be sold at the prevailing market price for power. The Utility has filed an application for rehearing of the CPUC's decision.

   In the decision, the CPUC also established the Purchased Electric Commodity Account (PECA) for the Utility to track energy costs after the rate freeze and transition period end. The CPUC intends to explore other ratemaking issues, including whether dollar-for-dollar recovery of energy costs is appropriate, in the second phase of the post-transition electric ratemaking proceeding. There are three primary options for the future regulatory framework for utility electric energy procurement cost recovery after the rate freeze: (1) a CPUC-defined procurement practice, that if followed by the Utility, would pass through costs without the need for reasonableness reviews, (2) a pass through of costs subject to after-the-fact reasonableness reviews, or (3) a procurement incentive mechanisms with rewards and penalties determined based on the Utility's energy purchasing performance compared to a benchmark. The Utility proposed adoption of either a defined procurement practice or a procurement incentive mechanism, neither of which would involve reasonableness reviews. The volatility of earnings and risk exposure of the Utility related to post-transition period purchases of electricity is dependent on which of these options, or some other approach, is adopted.

   A decision in the second phase of the proceeding is expected in the first quarter 2000, addressing certain other post-transition period ratemaking issues including, among others, incentive mechanisms for commodity purchases and the allocation of certain transition costs that are recoverable after the transition period.

   Additional information about the financial impact of the end of the rate freeze and the end of the transition period on the Utility and PG&E Corporation is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5.

   Gas Ratemaking

   Gas Accord. The Gas Accord separated or "unbundled" the Utility's gas transmission services from its distribution services, changed the terms of service and rate structure for gas transportation, increased the opportunity for core customers to purchase gas from competing suppliers, established a form of incentive mechanism to measure the reasonableness of core procurement costs, and established gas transmission and storage rates through 2002. Additional information about the Gas Accord is provided below in "Utility Operations--Gas Utility Operations" and in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5.

   General Rate Case. On February 17, 2000, the CPUC issued a decision in the Utility's GRC for the period 1999-2001. The decision is retroactive to January 1, 1999. The CPUC authorized increases in base revenues for the Utility's gas distribution function of approximately $93 million over base revenues authorized in 1996.

   The Biennial Cost Allocation Proceeding (BCAP). The BCAP remains the proceeding in which distribution costs and balancing account balances are allocated to customers. The BCAP normally occurs every two years and is updated in the interim year for purposes of amortizing any accumulation in the balancing accounts. Balancing accounts for natural gas costs accumulate differences between the actual recovery of gas costs and the revenues designed for recovery of such costs. Balancing accounts for sales volumes accumulate differences between authorized and actual base revenues. In June 1998, the CPUC adopted a decision in the 1998 BCAP granting an annual $97.8 million revenue requirement decrease effective September 1, 1998, compared to revenues established by the Gas Accord on March 1, 1998. The overall annual revenue requirement for the two-year BCAP period (September 1, 1998, through August 31, 2000) is approximately $1.5 billion, of which an annual average of approximately $102 million is allocated for the collection of balancing accounts. The Utility plans to file its 2000 BCAP application in the first half of 2000.

Electric Utility Operations

   California Electric Industry Restructuring

   As a result of California electric industry restructuring, the electric generation function of traditional utilities has been opened up to competition, giving electric customers of investor-owned utilities (such as Pacific Gas and Electric Company) the choice of continuing to purchase electricity from investor-owned utilities or purchasing electricity from alternative providers (including unregulated power generators and unregulated retail electricity providers such as marketers, brokers, and aggregators). Purchasing electricity from an alternative generation provider is called "direct access." For those customers who have not chosen an alternative generation provider, investor-owned utilities continue to be the generation provider. Investor-owned utilities continue to provide distribution services to substantially all customers within their service territories, including those customers who choose direct access.

   The California Independent System Operator and the California Power Exchange. To create a competitive generation market, the PX and the ISO were established and began operating on March 31, 1998. The FERC has jurisdiction over both the ISO and the PX.

   The ISO operates and controls most of the state's electric transmission facilities (which continue to be owned and maintained by the California utilities) and provides comparable open access to electric transmission service. The ISO accepts balanced supply and load schedules from market participants and manages the availability of electric transmission on a statewide basis for these transactions. The ISO also purchases necessary generation and ancillary services to maintain grid reliability. The ISO is required to ensure reliable transmission services consistent with planning and operating reserve criteria no less stringent than those established by the Western Systems Coordinating Council and the North American Electric Reliability Council. Oversight of utility distribution systems remains with the CPUC.

   The PX provides a competitive auction process to establish transparent market clearing prices for electricity in the markets operated by the PX. During the transition period, the Utility is required to sell into the PX all of its generated electric power. "Must-take" generation resources, such as nuclear generation from Diablo Canyon, electric power generated by QFs and electricity that the Utility is required to purchase under existing contractual commitments, also are scheduled through the PX. During the transition period, the Utility must purchase all electric power for its retail customers through the PX. Customers who buy power directly from non-regulated suppliers pay for that generation based upon negotiated contracts. The PX sets a market-clearing price for electricity by matching all demand load bids with supply bids ranked from lowest to highest. The highest-accepted generation supply bid used to serve load sets the PX market-clearing price for electricity.

   After the transition period, the Utility may continue to schedule its must-take generation resources into the PX. It is unsettled whether the Utility will be required to continue purchasing its electric power for its retail customers through the PX after the transition period. The Utility expects that the CPUC will address the issue of whether the purchase obligation will continue through December 31, 2001, if the Utility's rate freeze ends before that date, in the second phase of the Utility's post-transition period ratemaking proceeding in the first quarter of 2000. Some parties have argued that the utilities' purchase obligation may need to continue beyond
December 31, 2001, depending on market conditions. See "Ratemaking Mechanisms--Electric Ratemaking--Post-Transition Period Ratemaking Proceeding" above.

   The ISO and PX are California public benefit non-profit corporations. Each has a Governing Board that includes representatives of investor-owned utility transmission systems, publicly owned utility transmission systems, non-utility electricity sellers, public buyers and sellers, private buyers and sellers, industrial end-users, commercial end-users, residential end-users, agricultural end-users, public interest groups, and non-market participant representatives. The ISO and PX currently are overseen by a five-member Electricity Oversight Board (EOB) that appoints the members of the ISO and PX Governing Boards. However, this appointment power was rejected by the FERC. Subsequently the California Legislature passed, and the Governor signed, Senate Bill (SB) 96 which redefined the relationship between the EOB and the ISO and PX. SB 96 limits the EOB's appointment power to representatives of those classes that represent California consumers' interests. The ISO or PX Governing Boards confirm all other appointments. SB 96 has been accepted in principle by the FERC. Bylaw amendments implementing SB 96 are pending before the FERC for the PX and the ISO currently is circulating draft bylaw amendments among its stakeholders.

   Voluntary Generation Asset Divestiture. California utilities, including Pacific Gas and Electric Company, have voluntarily begun divesting some of their generation assets. In 1998, the Utility sold three of its fossil-fueled electric generating plants located at Morro Bay, Moss Landing, and Oakland, California. In 1999, the Utility also sold three fossil-fueled generating facilities (the Pittsburg and Contra Costa power plants located in Contra Costa County, and the Potrero power plant in San Francisco) and its geothermal generating facilities (The Geysers Power Plant located in Lake and Sonoma Counties). The Utility has retained liability for required environmental remediation of any pre-closing soil or groundwater contamination at these plants.

   In September 1999, the Utility filed an application with the CPUC to determine the market value of the Utility's hydroelectric generation facilities and related assets through an open competitive auction. The Utility proposes to use an auction process similar to the one previously used in the sale of the Utility's fossil fueled and geothermal plants. Under the process proposed in the application. PG&E Gen would be permitted to participate in the auction on the same basis as other bidders. The sale of the hydroelectric facilities would be subject to certain conditions, including the transfer or re-issuance of various permits and licenses by the FERC and other agencies. On January 13, 2000, the CPUC issued a ruling which separates the proceeding into two concurrent phases: one to review the potential environmental impacts of the proposed auction under the California Environmental Quality Act (CEQA) and a second to determine whether the Utility's auction proposal, or some other alternative to the proposal, is in the public interest. The ruling sets a procedural schedule which calls for a final CPUC decision on the Utility's auction proposal by October 19, 2000, and a final environmental impact report published in November 2000. The schedule calls for the auction, if approved, to begin in early November 2000 and end in early January 2001. The schedule anticipates that the divestiture process would be closed by June 1, 2001. Finally, the ruling prohibits the Utility from withdrawing its application without express CPUC authority. It is uncertain whether the CPUC will ultimately approve the Utility's auction proposal. Additional information about the potential financial impact of the proposed auction on the Utility and PG&E Corporation is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5.

   As required by AB 1890, Utility employees, under two-year operations and maintenance agreements with the new owners, will continue to operate and maintain the power plants that have been sold. To the extent that payments to the Utility under these agreements exceed the Utility's cost of operating the plants, the additional revenue would be given to ratepayers. Conversely, to the extent the Utility's operating costs exceed the revenues from these agreements, the Utility absorbs these losses in earnings.

   Recovery of Transition Costs. As market-based revenues may not be sufficient to recover certain of the Utility's generation costs, AB 1890 provides the investor-owned utilities the opportunity to recover such uneconomic generation costs (called transition costs) for a certain period of time (the transition period). Some transition costs may be recovered after the transition period. Costs eligible for recovery as transition costs, as determined by the CPUC, include (1) above-market sunk costs (i.e., costs associated with utility generating facilities that are fixed and unavoidable and that were included in customer rates on December 20, 1995) and future sunk costs, such as costs related to plant removal, (2) costs associated with long-term contracts to purchase power at above-market prices from QFs and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods to be included in rates in subsequent periods.) Transition costs are eligible for recovery from all customers (with certain exceptions) through a nonbypassable competition transition charge, or CTC, included as part of rates. Transition costs that are disallowed by the CPUC for collection from customers will be written off.

   As a prerequisite to any consumer obtaining direct access services, the consumer must agree to pay its applicable nonbypassable CTC. Most transition costs must be recovered by December 31, 2001, although certain transition costs may be recovered after December 31, 2001. These costs include (1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, (3) up to $95 million of transition costs to the extent that the recovery of such costs during the transition period was displaced by the recovery of electric industry restructuring implementation costs, and (4) transition costs financed by the issuance of rate reduction bonds. In addition, nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission the nuclear facility.

   The total amount of sunk costs to be included as transition costs will be based on the aggregate of above-market and below-market values of utility-owned generation assets and obligations. Under AB 1890, valuation of generation-related assets through appraisal, sale, or other divestiture must be completed by December 31, 2001. The value of seven of the Utility's power plants was established when these facilities were sold to third parties. In October 1998, the CPUC ruled that the market value of the Hunters Point power plant is zero. In September 1999, the Utility filed an application with the CPUC to determine the market value of the Utility's hydroelectric generating facilities and related costs through an open competitive auction.

   Retail Direct Access. Customers participating in direct access may purchase their electric power directly either through (1) competing non-utility retail electric providers such as brokers, marketers, aggregators, or other retailers, or (2) direct negotiated contracts with electric generators. All customers (with limited exceptions), whether they choose direct access or not, must pay the nonbypassable CTC, which will be collected by their distribution utility in connection with recovery of the utilities' transition costs. Utilities began accepting requests for direct access in November 1997 to become effective after direct access began. As of February 17, 2000, Pacific Gas and Electric Company had transferred 94,454 customers to direct access. The CPUC requires that electric customers with an electricity demand, or load, of 50 kilowatts (kW) or more must have meters that are capable of providing hourly data in order to participate in direct access. Those customers with a load less than 50 kW may participate in direct access either through "load profiling" or by installing an hourly meter. (Load profiling approximates the pattern of electricity usage for a given customer class and provides the equivalent of hourly meter reads.) The customer is responsible for the cost of the meter and the meter installation.

   Energy service providers supplying the direct access market may choose one of three billing options: (1) consolidated energy supplier billing, under which the utility bills the energy supplier for the services provided directly by the utility to the customer, and the supplier, in turn, provides a consolidated bill to the customer, (2) consolidated distribution company billing, under which the utility places the supplier's energy charge on a distribution bill, or (3) dual billing, under which the energy supplier and the utility bill separately for their own services. Since January 1, 1999, energy service providers may provide metering to all of their customers.

   During 1999, the Utility continued its efforts to develop and implement changes to its business processes and systems, including customer information and billing systems, to accommodate direct access. To the extent the Utility is unable to successfully and timely develop and implement such changes, there could be an adverse impact on PG&E Corporation's and the Utility's future results of operations.

   Rate Levels and Rate Reduction Bonds. As required by AB 1890, electric rates for all customers have been frozen at the level in effect on June 10, 1996, and, beginning January 1, 1998, rates for residential and small commercial customers were reduced by 10% from 1996 levels. The electric rate freeze and electric rate reduction will continue throughout the transition period. In 1997, the Utility refinanced the expected 10% rate reduction with the proceeds from rate reduction bonds. On December 8, 1997, a special purpose entity established by the California Infrastructure and Economic Development Bank issued $2.9 billion (the expected revenue reduction from the rate decrease) of rate reduction bonds on behalf of a wholly owned subsidiary of the Utility. The bonds were issued in eight classes with maturities ranging from 10 months to 10 years, and bearing interest at rates ranging from 5.94% to 6.48%. The Utility is collecting from residential and small commercial customers a separate nonbypassable charge on behalf of the bondholders to recover principal, interest, and related costs over the life of the bonds. The bond proceeds were used by the wholly owned subsidiary to purchase from the Utility the right to be paid the revenues from this separate charge. The bonds are secured by the future revenue from the separate charge and not by the Utility's assets. While the bonds are reflected as long-term debt on the Utility's balance sheet, the Utility's creditors do not have any recourse to the revenues from the separate charge. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. During the rate freeze, the rate reduction bond debt service will not increase the Utility customers' electric rates. If the transition period ends before December 31, 2001, the Utility may be obligated to return a portion of the economic benefits of the transaction to customers. The timing of any such return and the exact amount of such portion, if any, have not yet been determined.

   Public Purpose Programs. Under AB 1890, the Utility is authorized to collect not less than $198 million in a separate nonbypassable charge included in frozen electric rates to fund Utility and other entities' investments in four public purpose programs: (1) cost-effective energy efficiency and energy conservation programs, (2), research, development and demonstration programs,
(3), renewable energy resources programs, and (4) low-income electricity programs including targeted energy efficiency services and rate discounts. Low-income energy efficiency programs are funded at the level of need, but are not to be funded at less than the 1996 level of expenditures. Under this provision of AB 1890, the Utility is obligated to fund through electric rates energy efficiency and conservation programs in an amount not less than $106 million per year, public interest research and development programs at not less than $30 million per year, renewable energy technologies at not less than $48 million per year, and low-income energy efficiency programs at not less than $14 million per year. The Utility also collects funds for the California Alternate Rates for Energy (CARE) low-income discount rate, a rate subsidy paid for by the Utility's other customers, which is currently about $31 million per year.

   Under the oversight of the CPUC, the Utility administers both the cost-effective energy efficiency and low-income energy efficiency programs. These two programs are reviewed annually in the Annual Earnings Assessment Proceeding. In March 1999, the CPUC determined that these programs should continue to be administered by investor-owned utilities, subject to CPUC oversight, through 2001. Effective January 1, 2000, Section 327 of the California Public Utilities Code requires utilities to continue to administer low-income energy efficiency programs. In accordance with AB 1890, the California Energy Resources Conservation and Development Commission, (also called the California Energy Commission (CEC)) administers both the public interest research and development program and the renewable energy program on a statewide basis. The Utility transfers $78 million per year to the CEC for these two programs.

   Distributed Generation and Electric Distribution Competition. In October 1999, the CPUC issued a decision outlining how the CPUC, in cooperation with other regulatory agencies and the California Legislature, plans to address the issues surrounding distributed generation, electric distribution competition, and the role of the utility distribution companies (such as Pacific Gas and Electric Company) in the competitive retail electricity market. Distributed generation enables siting of electric generation technologies in close proximity to the electric demand (referred to as "load"). The CPUC decision opened a new rulemaking proceeding to examine various issues concerning distributed generation, including interconnection issues, who can own and operate distributed generation, environmental impacts, the role of utility distribution companies, and the rate design and cost allocation issues associated with the deployment of distributed generation facilities. With respect to electric distribution competition, the CPUC directed its staff to deliver a report by April 21, 2000 on the different policy options that the CPUC, in cooperation with the California Legislature, can pursue. Following the issuance of the report, the CPUC expects to open one or more new proceedings to address electric distribution competition and competition in the retail electric market.

Electric Operating Statistics

   At December 31, 1999, Pacific Gas and Electric Company served approximately
4.6 million electric distribution customers.

   During the transition period, the Utility is required to buy from the PX all electricity needed to provide service to retail customers that continue to choose the Utility as their electricity supplier. The following table shows the Utility's operating statistics (excluding subsidiaries) for electric energy, including the classification of sales and revenues by type of service.

                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
Customers (average for
 the year):
 Residential............   4,017,428   3,962,318   3,915,370   3,874,223   3,825,413
 Commercial.............     474,710     469,136     465,461     459,001     454,718
 Industrial.............       1,151       1,093       1,121       1,248       1,253
 Agricultural...........      85,131      85,429      86,359      87,250      88,546
 Public street and
  highway lighting......      20,806      18,351      17,955      17,583      17,089
 Other electric
  utilities.............           0          14          47          28          35
                          ----------  ----------  ----------  ----------  ----------
   Total................   4,599,226   4,536,341   4,486,313   4,439,333   4,387,054
                          ==========  ==========  ==========  ==========  ==========
Sales-kWh (in millions):
 Residential............      27,739      26,846      25,946      25,458      24,391
 Commercial.............      30,426      28,839      28,887      27,868      27,014
 Industrial(1)..........      16,722      16,327      16,876      15,786      16,879
 Agricultural(1)........       3,739       3,069       3,932       3,631       3,478
 Public street and
  highway lighting......         437         445         446         438         425
 Other electric
  utilities.............         167       2,358       3,291       1,213       3,172
                          ----------  ----------  ----------  ----------  ----------
   Total energy
    delivered...........      79,230      77,884      79,378      74,394      75,359
                          ==========  ==========  ==========  ==========  ==========
Revenues (in thousands):
 Residential............  $2,961,788  $2,891,424  $3,082,013  $3,033,613  $2,979,590
 Commercial.............   2,837,111   2,793,336   2,932,560   2,840,101   2,964,568
 Industrial.............     863,951     933,316   1,028,378   1,005,694   1,160,938
 Agricultural...........     391,876     350,445     413,711     396,469     395,531
 Public street and
  highway lighting......      49,209      51,195      53,183      55,372      56,154
 Other electric
  utilities.............      16,501      50,166     118,781      81,855     133,566
   Revenues from energy
    deliveries..........   7,120,436   7,069,882   7,628,626   7,413,104   7,690,347
 Miscellaneous..........     162,105     161,156      (9,439)    112,303      92,538
 Regulatory balancing
  accounts..............     (50,780)    (40,408)     71,441    (365,192)   (396,578)
                          ----------  ----------  ----------  ----------  ----------
   Operating revenues...  $7,231,761  $7,190,630  $7,690,628  $7,160,215  $7,386,307
                          ==========  ==========  ==========  ==========  ==========

   The following table shows certain customer information:

                                                   1999  1998  1997  1996  1995
Selected Statistics:                               ----- ----- ----- ----- -----
 Average annual residential usage (kWh)........... 6,905 6,776 6,627 6,571 6,377
 Average billed revenues per kWh (cents per kWh):
  Residential..................................... 10.68 10.77 11.88 11.92 12.22
  Commercial......................................  9.32  9.69 10.15 10.19 10.97
  Industrial(1)...................................  5.17  5.72  6.09  6.37  6.88
  Agricultural(1)................................. 10.48 11.42 10.52 10.92 11.37
 Net plant investment per customer ($)............ 2,388 2,705 3,027 3,198 3,228

--------
(1) Beginning April 1998, the sales-kWh and average billed revenues per kWh include electricity provided to direct access customers where the Utility does not earn commodity charges.

Electric Generating Capacity

   At the beginning of 1999, the Utility's electric generation facilities included five primarily natural gas-fueled steam power plants with 15 units, four combustion turbines, two nuclear power reactor units at Diablo Canyon, 67 hydroelectric powerhouses with 107 units, and the Helms hydroelectric pumped storage plant (Helms) with three units. In 1998, the Utility sold three of its fossil-fueled power plants. In April and May 1999, the Utility sold three of its five remaining fossil-fueled power plants, which include 10 steam units and three combustion turbines, and its geothermal energy complex of 14 units. Together, the seven divested power plants represented 91% of the Utility's fossil-fueled generating capacity and all of its geothermal generating capacity. The facilities generated approximately 31% of the Utility's total electric energy production.

   The Utility is committed under long-term contracts to purchase power produced by other generating entities that use a wide array of resources and technologies, including hydroelectric, wind, solar, biomass, geothermal, and cogeneration. In addition, the Utility is interconnected with electric power systems in 14 western states and British Columbia, Canada, for the purposes of buying, selling, and transmitting power.

   During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators.

   Except as otherwise noted below, as of December 31, 1999, Pacific Gas and Electric Company owned and operated the following generating plants, all located in California, listed by energy source:

                                                           Number
                                                             of   Net Operating
       Generation Type               County Location       Units   Capacity kW
       ---------------               ---------------       ------ -------------
Hydroelectric:
 Conventional Plants(1)....... 16 counties in Northern and
                               Central California           107     2,684,100
 Helms Pumped Storage
  Plant(1).................... Fresno                         3     1,212,000
                                                            ---     ---------
   Hydroelectric Subtotal.....                              110     3,896,100
                                                            ---     ---------
Steam Plants:
 Humboldt Bay................. Humboldt                       2       105,000
 Hunters Point(2)............. San Francisco                  3       377,000
                                                            ---     ---------
   Steam Subtotal.............                                5       482,000
                                                            ---     ---------
Combustion Turbines:
 Hunters Point(2)............. San Francisco                  1        52,000
 Mobile Turbines(3)........... Humboldt and Mendocino         3        45,000
                                                            ---     ---------
   Combustion Turbines
    Subtotal..................                                4        97,000
                                                            ---     ---------
Nuclear:
 Diablo Canyon................ San Luis Obispo                2     2,160,000
                                                            ---     ---------
   Total......................                              121     6,635,100
                                                            ===     =========

--------
(1) In September 1999, the Utility filed an application with the CPUC to determine the market value of the Utility's hydroelectric generating facilities and related assets through an open competitive auction. (See "Utility Operations--Electric Utility Operations--California Electric Industry Restructuring" above.)
(2) In July 1998, the Utility reached an agreement with the City and County of San Francisco regarding the Hunters Point fossil-fueled power plant, which the ISO has designated as a "must run" facility. The agreement expresses the Utility's intention to retire the plant when it is no longer needed by the ISO.
(3) Listed to show capability; subject to relocation within the system as required.

Diablo Canyon

   Diablo Canyon Operations

   Diablo Canyon consists of two nuclear power reactor units, each capable of generating up to approximately 26 million kilowatt-hours (kWh) of electricity per day. Diablo Canyon Units 1 and 2 began commercial operation in May 1985 and March 1986, respectively. The operating license expiration dates for Diablo Canyon Units 1 and 2 are September 2021 and April 2025, respectively. As of December 31, 1999, Diablo Canyon Units 1 and 2 had achieved lifetime capacity factors of 82% and 83%, respectively.

   The table below outlines Diablo Canyon's refueling schedule for the next five years. Diablo Canyon refueling outages typically are scheduled every 19 to 21 months. The schedule below assumes that a refueling outage for a unit will last approximately thirty days, depending on the scope of the work required for a particular outage. The schedule is subject to change in the event of unscheduled plant outages.

                                       2000    2001    2002     2003     2004
                                       ----    ----    ----     ----     ----
     Unit 1
      Refueling..................... October            May            February
      Startup....................... November          June             March
     Unit 2
      Refueling.....................            May           February October
      Startup.......................           June            March   November

   Diablo Canyon Ratemaking

   Since January 1, 1997, the Utility's sunk costs in Diablo Canyon are recovered from ratepayers through a sunk cost revenue requirement, at a reduced return on common equity equal to 6.77% that will remain in effect through the end of the transition period. (Sunk costs are costs associated with the facility that are fixed and unavoidable.) The Diablo Canyon sunk costs revenue requirement is being recovered as a transition cost through the TCBA. In connection with the new ratemaking, the CPUC ordered that a financial verification audit of Diablo Canyon plant accounts be performed by an independent accounting firm, and that the CPUC hold a proceeding to review the results of the audit, including any proposed adjustments to Diablo Canyon accounts, following the completion of the audit. On August 31, 1998, an independent accounting firm retained by the CPUC completed its financial verification audit of the December 31, 1996 Diablo Canyon plant accounts. The audit resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, which questioned $200 million of the $3.3 billion sunk costs. The CPUC will review the results of the audit and may seek to make adjustments to Diablo Canyon sunk costs subject to transition cost recovery. At this time, what action the CPUC may take regarding the audit, if any, cannot be predicted.

   Also since January 1, 1997, a performance-based Incremental Cost Incentive Price (ICIP) mechanism has been used to recover Diablo Canyon's operating costs and the cost of capital additions incurred after December 31, 1996. The ICIP mechanism establishes a rate per kWh generated by the facility for the period 1997 through 2001. The CPUC-authorized ICIP prices and revenue requirement for Diablo Canyon for 2000 and 2001 are shown below. The ICIP revenues are based on an assumed capacity factor of 83.6%.

                                                              Estimated Total
                                                            Revenue Requirement
                                                            -------------------
                                                              2000      2001
                                                            --------- ---------
     ICIP (cents per kWh)..................................      3.43      3.49
     Sunk Cost Recovery ($ in millions).................... $   1,197 $   1,135
     ICIP Revenues ($ in millions).........................       542       552
                                                            --------- ---------
     Total Revenue Requirement ($ in millions)............. $   1,739 $   1,687
                                                            ========= =========

   Any variance between ICIP revenues and related costs is reflected in earnings. In October 1999, the CPUC issued a decision that will discontinue the ICIP mechanism after the transition period. After the transition period, Diablo Canyon generation must be sold at the prevailing market price for power. The Utility has filed an application for rehearing of this decision. Further, pursuant to the 1997 CPUC decision establishing the ICIP, the Utility is required to begin sharing 50% of the net benefits of operating Diablo Canyon with ratepayers beginning January 1, 2002. The CPUC may interpret a more recent CPUC decision to require sharing to begin at the end of the transition period. The Utility is required to file an application with the CPUC in July 2000 with its proposal for the methods to be used in the valuation of the benefits associated with the operation of Diablo Canyon and the mechanism to be used to share these benefits with ratepayers. (See "Utility Operations--Ratemaking Mechanisms--Electric Ratemaking--Post-Transition Period Ratemaking Mechanisms" above.)

   Additional information concerning the financial impact of Diablo Canyon ratemaking is included in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5, and in Note 2 of the "Notes to Consolidated Financial Statements" beginning on page 40 of the 1999 Annual Report to Shareholders.

   Nuclear Fuel Supply and Disposal

   Pacific Gas and Electric Company has purchase contracts for, and inventories of, uranium concentrates, uranium hexaflouride, and enriched uranium, as well as one contract for fuel fabrication. Based on current Diablo Canyon operations forecasts and a combination of existing contracts and inventories, the requirement for uranium supply will be met through 2004, the requirement for the conversion of uranium to uranium hexaflouride will be met through 2001, and the requirement for the enrichment of the uranium hexaflouride to enriched uranium will be met through 2002. The fuel fabrication contract for the two units will supply their requirements for the next seven operating cycles of each unit. These contracts are intended to ensure long-term fuel supply, but permit the Utility the flexibility to take advantage of short-term supply opportunities. In most cases, the Utility's nuclear fuel contracts are requirements-based, with the Utility's obligations linked to the continued operation of Diablo Canyon.

   Under the Nuclear Waste Policy Act of 1982 (Nuclear Waste Act), the U.S. Department of Energy (DOE) is responsible for the transportation and ultimate long-term disposal of spent nuclear fuel and high-level radioactive waste. Under the Nuclear Waste Act, utilities are required to provide interim storage facilities until permanent storage facilities are provided by the federal government. The Nuclear Waste Act mandates that one or more such permanent disposal sites be in operation by 1998. Consistent with the law, Pacific Gas and Electric Company signed a contract with the DOE providing for the disposal of the spent nuclear fuel and high-level radioactive waste from the Utility's nuclear power facilities beginning not later than January 1998. However, due to delays in identifying a storage site, the DOE has been unable to meet its contract commitment to begin accepting spent fuel by January 1998. Further, under the DOE's current estimated acceptance schedule for spent fuel, Diablo Canyon's spent fuel may not be accepted by the DOE for interim or permanent storage before 2010, at the earliest. At the projected level of operation for Diablo Canyon, the Utility's facilities are sufficient to store on-site all spent fuel produced through approximately 2006 while maintaining the capability for a full-core off-load. It is likely that an interim or permanent DOE storage facility will not be available for Diablo Canyon's spent fuel by 2006. The Utility is examining options for providing additional temporary spent fuel storage at Diablo Canyon or other facilities, pending disposal or storage at a DOE facility.

   In July 1988, the NRC gave final approval to the Utility to store radioactive waste from the nuclear generating unit (Unit 3) at Humboldt Bay Power Plant (Humboldt) at Humboldt before ultimately decommissioning the unit. The Utility has agreed to remove all spent fuel when the federal disposal site is available.

   Insurance

   Pacific Gas and Electric Company has insurance coverage for property damage and business interruption losses as a member of Nuclear Electric Insurance Limited (NEIL). NEIL, which is owned by utilities with nuclear generating facilities, provides insurance coverage against property damage, decontamination, decommissioning, and business interruption and/or extra expenses during prolonged accidental outages for reactor units in commercial operation. Under these insurance policies, if the nuclear generating facility of a member utility suffers a loss due to a prolonged accidental outage, the Utility may be subject to maximum retrospective premium assessments of $15 million (property damage) and $4 million (business interruption), in each case per one-year policy period, if losses exceed the resources of NEIL.

   The Utility has purchased primary insurance of $200 million for public liability claims resulting from a nuclear incident. An additional $9.3 billion of coverage is provided by secondary financial protection required by federal law and provides for loss sharing among utilities owning nuclear generating facilities if a costly incident occurs. If a nuclear incident results in claims in excess of $200 million, the Utility may be assessed up to $176 million per incident, with payments in each year limited to a maximum of $20 million per incident.

   Decommissioning

   Pacific Gas and Electric Company's estimated total obligation to decommission and dismantle its nuclear power facilities is $1.6 billion in 1999 dollars ($5.1 billion in future dollars). This estimate, which includes labor, materials, waste disposal charges, and other costs, is based on a 1997 decommissioning cost study. A contingency to capture engineering, regulatory, and business environment changes is included in the total estimated obligation. Actual decommissioning costs are expected to vary from this estimate because of changes in the assumed dates of decommissioning, regulatory requirements, and technology, as well as differences in the amount of labor, materials, and equipment needed to complete decommissioning. The estimated total obligation needed to complete decommissioning is recognized proportionately over the license term of each facility.

   Nuclear decommissioning costs recovered in rates are placed in external trust funds. These funds, along with accumulated earnings, will be used exclusively for decommissioning and dismantling the nuclear facilities. The trust funds maintain substantially all of their investments in debt and equity securities. All earnings on the trust fund, net of authorized disbursements from the trusts and management and administrative fees, are reinvested. Monies may not be released from the external trust funds until authorized by the CPUC. In December 1997, the CPUC granted the Utility's request for authority to disburse up to $15.7 million from the Humboldt Bay Power Plant decommissioning trust funds to finance three partial nuclear decommissioning projects at Humboldt Bay Power Plant Unit 3. Accordingly, as of December 31, 1999, $9.3 million (net of taxes) has been disbursed from the Humboldt Bay Power Plant Unit 3 non-tax-qualified trust to reimburse the Utility for nuclear decommissioning expenses associated with the partial decommissioning projects. The remaining $6.4 million of the approved expenses is expected to be funded with associated tax savings.

   In its 1999 GRC, Pacific Gas and Electric Company sought approval from the CPUC to use the tax savings resulting from the payment of tax-deductible nuclear decommissioning expenses from the Humboldt Bay Power Plant Unit 3 non-tax-qualified trust to fund nuclear decommissioning work. The CPUC found that the Utility's recommended approach of using the tax benefit to fund decommissioning activity was reasonable and approved the Utility's request.

   As of December 31, 1999, the Utility had accumulated external trust funds with an estimated fair value of $1.3 billion, based on quoted market prices and net of deferred taxes on unrealized gains, to be used for the decommissioning of the Utility's nuclear facilities.

   The amount recovered in rates for nuclear decommissioning costs is authorized by the CPUC as part of the GRC. The CPUC considers the trusts' asset levels, together with revised earnings and decommissioning cost assumptions, to determine the amount of decommissioning costs it will authorize in rates for contribution to the trusts. The monies contributed to the decommissioning trusts, together with existing trust fund balances and projected earnings, are intended to satisfy the estimated future obligation for decommissioning costs. For the year ended December 31, 1999, annual nuclear decommissioning trust contributions collected in rates were $26.47 million.

   Since January 1, 1998, nuclear decommissioning costs, which are not transition costs, have been recovered through a nonbypassable charge that will continue until those costs are fully recovered. Recovery of decommissioning costs may be accelerated to the extent possible under the rate freeze. The CPUC has established a Nuclear Decommissioning Costs Triennial Proceeding to determine the decommissioning costs and to establish the annual revenue requirement and attrition factors over subsequent three-year periods when and if GRCs are discontinued.

Other Electric Resources

   QF Generation and Other Power Purchase Contracts

   By federal law, Pacific Gas and Electric Company is required to purchase electric energy and capacity provided by independent power producers that are qualifying facilities (QFs) under the Public Utility Regulatory Policies Act of 1978 (PURPA). The CPUC established a series of QF long-term power purchase contracts and set the applicable terms, conditions, price options, and eligibility requirements. Under these contracts, the Utility is required to make payments only when energy is supplied (an "energy payment") or when capacity commitments are met (a "capacity payment"). Costs associated with these contracts to purchase power are eligible for recovery by the Utility as transition costs through the collection of the nonbypassable CTC. The Utility's contracts with these power producers expire on various dates through 2028. Deliveries from these power producers account for approximately 23% of the Utility's 1999 electric energy requirements and no single contract accounted for more than 5% of the Utility's energy needs.

   The Utility has negotiated with several QFs for early termination of their power purchase contracts. For other contracts, the Utility has negotiated with QFs to refrain from producing energy during the remaining term of the higher fixed energy price period under their contract (a "buy-down") or to curtail energy production for shorter periods of time (a "curtailment"). At December 31, 1999, the total discounted future payments due under the renegotiated contracts that are subject to early termination, buy-down or curtailment, was $16 million. Of the $16 million, the Utility has recovered $6.6 million in rates and expects to recover the remaining $9.4 million in future rates.

   As of December 31, 1999, the Utility had commitments to purchase approximately 5,200 MW of capacity under CPUC-mandated power purchase agreements. Of the 5,200 MW, approximately 4,500 MW are operational. Development of the majority of the balance is uncertain and it is estimated that very few of the remaining contracts will become operational. The 4,500 MW of operational capacity consists of 2,800 MW from co-generation projects, 700 MW from wind projects, and 1,000 MW from other projects, including biomass, waste-to-energy, geothermal, solar, and hydroelectric.

   The Utility also has contracts with various irrigation districts and water agencies to purchase hydroelectric power. Under these contracts, the Utility must make specified semi-annual minimum payments whether or not any energy is supplied (subject to the supplier's retention of the FERC's authorization) and variable payments for operation and maintenance costs incurred by the suppliers. These contracts expire on various dates from 2004 to 2031. Costs associated with these contracts to purchase power are eligible for recovery by the Utility as transition costs through the collection of the nonbypassable CTC. At December 31, 1999, the undiscounted future minimum payments under these contracts are approximately $32.7 million for each of the years 2000 through 2004 and a total of $280 million for periods thereafter. Irrigation district and water agency deliveries in the aggregate account for approximately 5.8% of the Utility's 1999 electric energy requirements.

   The amount of energy received and the total payments made under all these power purchase contracts were:

                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (in millions)
     Kilowatt-hours received.............................. 25,910 25,994 24,389
     Energy payments...................................... $  837 $  943 $1,157
     Capacity payments.................................... $  539 $  529 $  538
     Irrigation district and water agency payments........ $   60 $   53 $   56

Electric Transmission and Distribution

   To transport energy to load centers, Pacific Gas and Electric Company as of December 31, 1999, owned approximately 18,624 circuit miles of interconnected transmission lines of 60 kilovolts (kV) to 500 kV and transmission substations having a capacity of approximately 42,106,600 kilovolt-amperes (kVa), including spares, excluding power plant interconnection facilities. Energy is distributed to customers through approximately 113,289 circuit miles of distribution system and distribution substations having a capacity of approximately 23,773,000 kVa.

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

   The FERC also has approved a proposal from Pacific Gas and Electric Company and the other California utilities that distinguishes between local distribution facilities and transmission facilities. The FERC will have jurisdiction over the transmission facilities as defined in the order and over the transmission aspects of direct access. Most of the Utility's distribution services remain subject to CPUC jurisdiction.

   The CPUC is considering whether it should pursue further reforms in the structure and regulatory framework governing electricity distribution service. See "Utility Operations--Electric Utility Operations--California Electric Industry Restructuring" above.

   During 1999, the Utility and various other parties, including the ISO and the CPUC, issued reports on their investigation into the power outage that occurred on December 8, 1998, in the San Francisco Bay area. In March 1999, the ISO issued its report on the outage that concluded that the Utility's system was designed in accordance with industry standards and responded as expected under the circumstances. The ISO's report identified a number of measures for the Utility to undertake to minimize the likelihood of a similar event occurring in the future. Reports by other parties, including the CPUC, have also recommended corrective measures. Since the outage, the Utility has revised its grounding and switching procedures as preventive measures to minimize the risk that the type of initiating event that caused the outage could occur in the future. On October 20, 1999, the Utility submitted a report to the CPUC describing how its corrective actions implements the ISO's recommendations, and responds to the other parties' recommendations. The CPUC is currently holding workshops to address the issues in the proceeding. After the conclusion of the workshops, the CPUC plans to convene another prehearing conference to discuss how to address any remaining issues.

Gas Utility Operations

   Pacific Gas and Electric Company owns and operates an integrated gas transmission, storage, and distribution system in California. The Utility served approximately 3.8 million gas customers at December 31, 1999. Most of these customers continue to obtain gas supplies from the Utility under regulated tariff rates.

   At December 31, 1999, the Utility's system, including the PG&E Expansion (Line 401), consisted of approximately 6,225 miles of transmission pipelines, three gas storage facilities, and approximately 37,487 miles of gas distribution lines. The PG&E Expansion is the Utility's portion of an expansion of the interconnected natural gas transmission systems of the Utility and PG&E Gas Transmission, Northwest Corporation (PG&E GT-Northwest) which extends from the Canadian border into California (Pipeline Expansion). Including the portion owned by PG&E GT-Northwest (PG&E GT-NW Expansion), the 840-mile combined Pipeline Expansion provides an additional 148 million cubic feet per day (MMcf/d) of firm capacity to the Pacific Northwest and an additional 851 MMcf/d of capacity to Northern and Southern California. The Gas Accord resolved various issues concerning the PG&E Expansion and also established certain rules for ratemaking and terms of service applicable to the PG&E Expansion.

   The Utility's peak day send-out of gas on its integrated system in California during the year ended December 31, 1999, was 3,503 million cubic feet (MMcf). The total volume of gas throughput during 1999 was approximately 840,000 MMcf, of which 309,000 MMcf was sold to direct end-use or resale customers, 47,000 MMcf was used by the Utility primarily for its fossil-fueled electric generating plants, and 484,000 MMcf was transported as customer-owned gas.

   The California Gas Report, which presents the outlook for natural gas requirements and supplies for California over a long-term planning horizon, is prepared annually by the California electric and gas utilities as a result of a CPUC order. A comprehensive biennial report is prepared in even-numbered years with a supplemental report in intervening odd-numbered years updating recorded data for the previous year.

   The 1998 California Gas Report updates the Utility's annual gas requirements forecast (excluding bypass volumes) for the years 1999 through 2015, forecasting average annual growth in gas throughput served by the Utility of approximately 1.5%. The gas requirements forecast is subject to many uncertainties and there are many factors that can influence the demand for natural gas, including weather conditions, level of utility electric generation, fuel switching, and new technology. In addition, some large customers, mostly in the industrial and enhanced oil recovery sectors, may have the ability to use unregulated private pipelines or interstate pipelines, bypassing the Utility's system entirely.

Gas Operating Statistics

   The following table shows Pacific Gas and Electric Company's operating statistics (excluding subsidiaries) for gas, including the classification of sales and revenues by type of service.

                                         Years Ended December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
Customers (average for
 the year):
 Residential............   3,593,355   3,536,089   3,491,963   3,455,086   3,417,556
 Commercial.............     203,342     200,620     198,453     198,071     197,939
 Industrial.............       1,625       1,610       1,650       1,500       1,500
 Other gas utilities....           4           5           3           2           2
                          ----------  ----------  ----------  ----------  ----------
     Total..............   3,798,326   3,738,324   3,692,069   3,654,659   3,616,997
                          ==========  ==========  ==========  ==========  ==========
Gas supply--thousand
 cubic feet (Mcf) (in
 thousands):
 Purchased from
  suppliers in:
   Canada...............     230,808     298,125     280,084     253,209     261,800
   California...........      18,956      17,724      10,655      28,130      31,158
   Other states.........     107,226     122,342     131,074     110,604     117,538
                          ----------  ----------  ----------  ----------  ----------
     Total purchased....     356,990     438,191     421,813     391,943     410,496
 Net (to storage) from
  storage...............        (980)    (14,468)     14,160       6,871     (10,921)
                          ----------  ----------  ----------  ----------  ----------
     Total..............     356,010     423,723     435,973     398,814     399,575
 Pacific Gas and
  Electric Company use,
  losses, etc.(1).......      47,152     129,305     173,789     134,375     129,671
                          ----------  ----------  ----------  ----------  ----------
     Net gas for sales..     308,858     294,418     262,184     264,439     269,904
                          ==========  ==========  ==========  ==========  ==========
Bundled gas sales and
 transportation
 service--Mcf (in
 thousands):
 Residential............     233,482     223,706     191,327     190,246     191,724
 Commercial.............      70,093      66,082      60,803      62,178      64,135
 Industrial.............       5,255       4,616      10,054      12,015      14,045
 Other gas utilities....          28          14           0           0           0
                          ----------  ----------  ----------  ----------  ----------
     Total..............     308,858     294,418     262,184     264,439     269,904
                          ==========  ==========  ==========  ==========  ==========
Transportation service
 only--Mcf (in
 thousands):
 Vintage system
  (Substantially all
  Industrial)(2)........     447,867     319,099     218,660     189,695     143,921
 PG&E Expansion (Line
  401)..................      36,351      77,773     233,269     237,776     240,506
                          ----------  ----------  ----------  ----------  ----------
     Total..............     484,218     396,872     451,929     427,471     384,427
                          ==========  ==========  ==========  ==========  ==========
Revenues (in thousands):
 Bundled gas sales and
  transportation
  service:
   Residential..........  $1,542,705  $1,414,313  $1,170,135  $1,109,463  $1,205,223
   Commercial...........     448,655     426,299     374,084     362,819     421,397
   Industrial...........      24,638      24,634      46,592      42,520      42,106
   Other gas utilities..          77       1,072       3,701         510           0
                          ----------  ----------  ----------  ----------  ----------
     Bundled gas
      revenues..........   2,016,075   1,866,318   1,594,512   1,515,312   1,668,726
 Transportation only
  revenue:
   Vintage system
    (Substantially all
    Industrial).........     267,544     232,038     207,160     180,197     167,325
   PG&E Expansion (Line
    401)................      19,091      42,194      90,180      85,144      82,904
                          ----------  ----------  ----------  ----------  ----------
 Transportation service
  only revenue..........     286,635     274,232     297,340     265,341     250,229
 Miscellaneous..........     (47,311)     41,364      50,295      (9,271)    (18,018)
 Regulatory balancing
  accounts..............    (259,648)   (448,351)   (137,787)     57,864     (43,771)
                          ----------  ----------  ----------  ----------  ----------
     Operating
      revenues..........  $1,995,751  $1,733,563  $1,804,360  $1,829,246  $1,856,499
                          ==========  ==========  ==========  ==========  ==========

--------
(1) Primarily includes fuel for Pacific Gas and Electric Company's fossil-fueled generating plants.

(2) Does not include on-system transportation volumes transported on the PG&E Expansion of 1,251 MMcf, 34,169 MMcf, 72,958 MMcf, 78,552 MMcf, and 100,207 MMcf for 1999, 1998, 1997, 1996, and 1995, respectively.

                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                               1999   1998   1997   1996   1995
                                                              ------ ------ ------ ------ ------
Selected Statistics:
 Average annual residential usage (Mcf)......................     65     63     55     55     56
 Heating temperature--% of normal (1)........................  108.5   93.0   71.7   75.7   75.3
 Average billed bundled gas sales revenues per Mcf:
  Residential................................................ $ 6.61 $ 6.32 $ 6.12 $ 5.83 $ 6.29
  Commercial.................................................   6.40   6.45   6.15   5.84   6.57
  Industrial.................................................   4.69   5.36   4.63   3.54   3.00
 Average billed transportation only revenue per Mcf:
  Vintage system.............................................   0.66   0.66   0.71   0.67   0.69
  PG&E Expansion (Line 401)..................................   0.53   0.54   0.39   0.36   0.34
  Net plant investment per customer (2)...................... $1,011 $1,040 $1,031 $1,061 $1,025

--------
(1) Over 100% indicates colder than normal.

Natural Gas Supplies

   The objective of Pacific Gas and Electric Company's Gas Procurement Department is to maintain a balanced supply portfolio that provides supply reliability and contract flexibility, minimizes costs, and fosters competition among the Utility's gas suppliers. To ensure a diverse and competitive mix of natural gas supplies to serve the Utility's customers, the Utility purchases gas directly from producers and marketers in both Canada and the United States.

   Under current CPUC regulations, the Utility purchases natural gas from its various suppliers based on economic considerations, consistent with regulatory, contractual, and operational constraints. During the year ended December 31, 1999, approximately 65% of the Utility's total purchases of natural gas consisted of Canadian-sourced gas transported by Canadian pipeline companies and PG&E GT-Northwest and Rocky Mountain-sourced gas transported by PG&E GT-Northwest, approximately 5% was purchased in California, approximately 22% was purchased in the U.S. Southwest and was transported primarily by the El Paso Natural Gas Company and Transwestern Pipeline Company pipelines, and approximately 8% was purchased in the Rocky Mountains and transported by Kern River Gas Transmission Company. California purchases include supplies from various California producers and supplies transported into California by others. The following table shows the total volume and average price of gas in dollars per thousand cubic feet (Mcf) purchased by the Utility from these sources during each of the last five years.

                               1999               1998               1997               1996               1995
                        ------------------ ------------------ ------------------ ------------------ ------------------
                        Thousands   Avg.   Thousands   Avg.   Thousands   Avg.   Thousands   Avg.   Thousands   Avg.
                         of Mcf   Price(1)  of Mcf   Price(1)  of Mcf   Price(1)  of Mcf   Price(1)  of Mcf   Price(1)
                        --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
Canada.................  230,808   $2.50    298,125   $2.00    280,084   $1.77    253,209   $1.57    261,800   $1.34
California.............   18,956    2.45     17,724    2.44     10,655    2.12     28,130    1.90     31,158    1.32
Other states
 (substantially all
 U.S. Southwest).......  107,227    2.42    122,342    2.62    131,074    3.75    110,604    3.72    117,538    2.64
                         -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
Total/Weighted
 Average...............  356,991   $2.47    438,191   $2.19    421,813   $2.39    391,943   $2.21    410,496   $1.71
                         =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

--------
(1) The average prices for Canadian and U.S. Southwest gas include the commodity gas prices, interstate pipeline demand or reservation charges, transportation charges, and other pipeline assessments, including direct bills allocated over the quantities received at the California border. Beginning March 1, 1998, the average price for gas also includes intrastate pipeline demand and reservation charges. These costs previously were bundled in gas rates.

Gas Regulatory Framework

   In August 1997, the CPUC approved the Gas Accord, which restructured Pacific Gas and Electric Company's gas services and its role in the gas market. Among other matters, the Gas Accord separates, or "unbundles," the rates for the Utility's gas transmission services from its distribution services. As a result of the Gas Accord, the Utility's customers may buy gas directly from competing suppliers and purchase transmission-only and distribution-only services from the Utility. Most of the Utility's industrial and larger commercial customers (noncore customers) now purchase their gas from marketers and brokers. Substantially all residential and smaller commercial customers (core customers) buy gas as well as transmission and distribution services from the Utility as a bundled service. Customer rates for gas are updated on a monthly basis to reflect changes in the Utility's gas procurement costs. The Gas
Accord established an incentive mechanism (the core procurement incentive mechanism or CPIM) for recovery of the Utility's core gas procurement costs as described below.

   The Gas Accord also established gas transmission and storage rates for the period from March 1998 through December 31, 2002. Rates for gas distribution service continue to be set by the CPUC in BCAP proceedings, and are designed to provide the Utility an opportunity to recover its costs of service and include a return on investment. See "Utility Operations--California Ratemaking Mechanisms--Gas Ratemaking--The Biennial Cost Allocation Proceeding (BCAP)."

   The CPUC is considering further changes in California's natural gas industry. Additional information concerning gas industry restructuring, and the financial impact of these changes on PG&E Corporation, is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5.

Transportation Commitments

   Pacific Gas and Electric Company has gas transportation service agreements with various Canadian and interstate pipeline companies. These agreements include provisions for payment of fixed demand charges for reserving firm capacity on the pipelines. The total demand charges that the Utility will pay each year may change due to changes in tariff rates. The total demand and volumetric transportation charges paid by the Utility under these agreements were approximately $97 million in 1999. This amount includes payments made to PG&E GT-Northwest of approximately $47 million in 1999, which are eliminated in the consolidated financial statements of PG&E Corporation.

   As a result of regulatory changes, the Utility no longer procures gas for most of its noncore customers, resulting in a decrease in the Utility's need for firm transportation capacity for its gas purchases. The Utility continues to procure gas for almost all of its core customers and those noncore customers who choose bundled service (core subscription customers). The Utility is continuing its efforts to broker or assign any of its remaining contracted-for but unused interstate and Canadian transportation capacity, including unused capacity held for its core and core-subscription customers.

   Under a firm transportation agreement with PG&E GT-Northwest that runs through October 31, 2005, the Utility currently retains capacity of approximately 600 MMcf/d on the PG&E GT-Northwest system to support its core and core-subscription customers. The Utility has been able to broker its unused capacity on PG&E GT-Northwest's system, when not needed for core and core-subscription customers.

   In 1992, the Utility entered into a firm transportation agreement with Transwestern Pipeline Company (Transwestern), which expires in 2007, to hold capacity to meet core gas sales demands and electric generation needs. Since the Utility has sold most of its fossil-fueled generating plants in connection with electric industry restructuring and no longer needs natural gas for electric generation, the Utility permanently released 50 MMcf/d of firm capacity under this contract. As a result, the demand charges associated with the entire Transwestern capacity currently approximate $22 million per year. The Utility may recover demand charges through the CPIM and through brokering activities.

Core Procurement Incentive Mechanism

   The Utility's core gas procurement costs through 2002 are recoverable in rates under the CPIM, which provides the Utility with a direct financial incentive to procure gas and transportation services at the lowest reasonable costs. Under the CPIM, all Utility procurement costs are compared to an aggregate market-based benchmark. If costs fall within a range (tolerance band) around the benchmark, costs are deemed reasonable and fully recoverable from ratepayers. If procurement costs fall outside the tolerance band, the Utility's ratepayers and shareholders share savings or costs, respectively. Under the Gas Accord and CPIM mechanism, all Utility procurement costs from June 1, 1994 to October 31, 1998, were approved by the CPUC as reasonable. For the period from December 1, 1997 to October 31, 1998, the CPUC, with ORA support, has recognized savings outside of the tolerance band, and for that period has awarded approximately $2 million of the savings to shareholders. In January 2000, the Utility filed a CPIM performance report for the period of November 1, 1998, through October 31, 1999. The report determined that all gas commodity and transportation costs for the period were within the tolerance band, and therefore should be deemed reasonable and recoverable in full from ratepayers.

                             NATIONAL ENERGY GROUP

   PG&E Corporation's National Energy Group has been formed to pursue opportunities created by the gradual deregulation of the energy industry across the nation. The National Energy Group integrates PG&E Corporation's national power generation, gas transmission, and energy trading and services businesses. The National Energy Group contemplates increasing PG&E Corporation's national market presence through a balanced program of acquisition and development of energy assets and businesses, while at the same time undertaking ongoing portfolio management of its assets and businesses. PG&E Corporation's ability to anticipate and capture profitable business opportunities created by deregulation will have a significant impact on PG&E Corporation's future operating results.

Gas Transmission Operations

   PG&E Corporation participates in the "midstream" portion of the gas business through PG&E GT. PG&E GT consists of three principal entities: PG&E Gas Transmission, Texas Corporation, PG&E Gas Transmission Teco, Inc., and PG&E GT-Northwest. PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. are referred to collectively as PG&E Gas Transmission, Texas (PG&E GTT). The "midstream" gas business includes (1) gas gathering, processing, storage, and transportation of natural gas and natural gas liquids
(NGLs), and (2) the marketing of natural gas and NGLs. PG&E GT's gas transmission facilities are operated through offices in various cities, including Houston and San Antonio, Texas and Portland, Oregon.

   PG&E GT competes with, among others, major interstate and intrastate pipeline companies in the transportation of natural gas and NGLs. The principal elements of competition among pipeline companies are rates, terms of service, flexibility, and reliability of service. Natural gas competes with other forms of energy available to PG&E GT's customers and end-users, including electricity, coal, and fuel oils. A significant competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation, and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas.

   PG&E GT also competes with, among others, major integrated energy companies, the marketing affiliates of the major interstate and intrastate pipelines, national and local gas gatherers, brokers, marketers, and distributors for natural gas supplies, in gathering and processing natural gas and in marketing natural gas and NGLs. Competition for natural gas supplies is based on a number of factors, including flexibility in contract terms and conditions, reliability, availability of transportation, and price for the natural gas and NGLs. Competition for sales customers is based upon, among other factors, flexibility of contract terms and conditions, reliability and price of delivered natural gas and NGLs.

   PG&E Gas Transmission, Texas

   PG&E GTT owns and operates gas gathering, transportation, and processing facilities, and NGL pipelines. The NGL business includes the gathering of natural gas, the extraction of NGLs from natural gas, the fractionation of mixed NGLs into component products (e.g., ethane, propane, butane, and natural gasoline), and the transportation and marketing of NGLs. The Texas operations include approximately 6,700 miles of natural gas pipelines and joint ownership or leasehold interests in approximately 1,300 miles of pipelines, including pipelines from Waha in west Texas to the Katy area near Houston, Texas. These pipeline systems have the capacity to transport more than 3 billion cubic feet
(bcf) of gas per day. The Texas assets also include approximately 536 miles of NGL pipelines and nine natural gas processing plants with a combined capacity of approximately 1.6 bcf per day of gas throughput, capable of producing approximately 100,000 barrels per day of NGLs, and a long-term lease of 7.2 bcf of storage capacity. PG&E GTT participates in all areas of the midstream portion of the gas business. PG&E GTT markets gas to gas distribution companies, electric utilities, municipalities, marketers, independent power producers, and end-use customers. It also transports natural gas for these customers, producers, and other pipelines, and markets and transports NGLs to various customers, including end-use customers.

   On January 27, 2000, PG&E Corporation's National Energy Group signed a definitive agreement with El Paso Field Services Company providing for the sale to El Paso Field Services Company, a subsidiary of El Paso Energy Corporation, of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively PG&E GTT). Closing of the sale, which is expected near the end of the first half of 2000, is subject to approval under the Hart Scott Rodino Act.

   Additional information concerning the sale of PG&E GTT is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5, and in Note 5 of the "Notes to Consolidated Financial Statements" beginning on page 47 of the 1999 Annual Report to Shareholders.

   PG&E GT-Northwest

   PG&E GT-Northwest owns and operates gas transmission pipelines and associated facilities which extend over 612 miles from the Canada-U.S. border to the Oregon-California border. PG&E GT-Northwest participates in the midstream portion of the gas business by providing firm and interruptible transportation services to third party shippers on an open access, nondiscriminatory basis. Its customers are principally retail gas distribution utilities, electric utilities that use natural gas to generate electricity, natural gas marketing companies, natural gas producers, and industrial companies. PG&E GT-Northwest's largest customer in 1999 was Pacific Gas and Electric Company, accounting for approximately $49 million, or 23.5% of its transportation revenues.

   PG&E GT-Northwest's mainline system is composed of two parallel pipelines with 12 compressor stations totaling approximately 408,660 International Standards Organization (ISO) installed horsepower and ancillary facilities, including metering, regulating facilities, and a communications system. The dual pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of single 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping) and approximately 590 miles of 42-inch diameter pipe. In addition, in 1995, PG&E GT-Northwest constructed two lateral pipeline extensions, adding approximately 84 miles of 12-inch diameter pipe, and 22 miles of 16-inch diameter pipe to serve its customers on those laterals.

   PG&E GT-Northwest's total transportation quantities for 1995 through 1999 are set forth in the following table.

                                                                     Quantities
                                                                    (in thousand
                                                                     decatherms
     Year                                                              (MDt))
     ----                                                           ------------
     1995..........................................................    885,186
     1996..........................................................    934,029
     1997..........................................................    969,257
     1998..........................................................  1,003,266
     1999..........................................................    839,778

   PG&E GT-Northwest's current rates were set in a rate settlement approved by the FERC in September 1996. In 1998, petitions filed by various parties for rehearing of the FERC order approving the settlement were denied. Three parties have appealed the FERC's denial of these rehearing petitions to the U.S. Court of Appeals for the District of Columbia Circuit. On February 1, 2000, the appellate court denied the petitions for review and reaffirmed the FERC settlement.

   Additional information concerning PG&E Corporation's gas transmission operations is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5, and in Note 17 of the "Notes to Consolidated Financial Statements" beginning on page 63 of the 1999 Annual Report to Shareholders.

Independent Power Generation

   Through PG&E Gen and its affiliates, PG&E Corporation participates in the development, construction, operation, ownership, and management of non-utility electric generating facilities that compete in the United States power generation market. PG&E Gen is headquartered in Bethesda, Maryland.

   As of December 31, 1999, PG&E Gen affiliates had ownership interests in 30 operating plants in 10 states. The total generating capacity of these 30 plants is approximately 6,560 MW. Ten of these plants operate as QFs with a combined capacity of 2,128 MW which is sold at fixed prices under long-term power purchase agreements. The remaining plants with a combined capacity of 4,435 MW are operated as merchant power plants that sell their power directly to wholesale customers (including other PG&E Corporation affiliates) at prevailing market prices. PG&E Corporation's combined net equity ownership and leased interest in these plants as of December 31, 1999, represented approximately 5,200 MW. The plants were financed largely with a combination of non-recourse debt and equity or equity commitments from the project sponsors. PG&E Gen, through its affiliate, PG&E Operating Services Company (PG&E OSC), provides contract operations and maintenance services to many of these facilities. PG&E Gen also manages power purchase agreements with an aggregate of 789 MW of capacity. PG&E Gen and its affiliated or managed facilities sold 29,187,905 megawatt-hours (MWh) of electricity in 1999. PG&E Gen also is engaged in the "greenfield" development of new merchant power plants, as discussed below.

   PG&E Gen competes with unaffiliated utilities and other independent power producers.

   New England Operations

   In 1998, PG&E Corporation, through its indirect subsidiary, USGenNE, purchased from the New England Electric System (NEES) a portfolio of electric generating assets with a combined generating capacity of about 4,000 MW. In addition, USGenNE assumed NEES' obligations to purchase power from various independent power producers (IPPs). As of December 31, 1999 these power purchase obligations represented an additional 470 MW of production capacity. NEES is required to make annual support payments to USGenNE through early 2008 to offset the cost of power associated with these above-market contracts. Finally, in connection with the NEES acquisition, USGenNE obtained the right to purchase NEES's nuclear generated electric energy, capacity, and associated products at market prices up to the entire amount available. In December 1999, USGenNE sold these nuclear entitlements.

   Three of the four states in which USGenNE operates generation facilities (Massachusetts, Rhode Island, and New Hampshire) were, like California, among the first states in the country to introduce retail competition. As part of electric industry restructuring in these New England states, local utility companies were required to offer standard offer service (SOS) to their retail customers. Retail customers may select alternate suppliers at any time. The SOS is intended to provide customers with a price benefit (the commodity electric price offered to the retail customer under SOS is expected to be less than the market price for the first several years), followed by a price disincentive that is intended to stimulate the retail market. Connecticut also has passed retail competition legislation.

   The New England assets are located within the New England Power Pool (NEPOOL). The wholesale electricity market in New England features a bid-based, real-time pricing structure. Traditionally, NEPOOL has operated as a "tight power pool," one in which the utilities within the pool dedicate their generation resources to be centrally dispatched. Dispatch starts with the lowest-cost generation and ends with the highest-cost generation. An independent system operator for the New England states (ISO-NE) provides central dispatch service and operates the power pool as a competitive wholesale marketplace. The duties of the ISO-NE include scheduling the operations of the regional transmission systems and, importantly, operating a power exchange for seven generation products (the "Interchange"). These products are energy, installed (monthly) capacity and operable (hourly) capacity, three types of reserves, and automatic generation control (adjustment of generators to meet the second-to-second changes in electric load).

   Additional information concerning the New England electricity market and the Corporation's New England operations is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5.

Portfolio of Operating Generating Plants

   The following table sets forth information regarding the operating generating plants in which PG&E Gen affiliates have an ownership or leasehold interest. Except as otherwise noted, PG&E Gen affiliates also manage or operate, or both manage and operate, power plant operations.

                                                                             Date Placed in
                                                                               Commercial
                Plant                 MWs     Fuel           Location            Service
                -----                 ---     ----           --------        --------------
 Bear Swamp Facility(1),(2)
    Pumped Storage 2 Units..........   588 Hydro       Massachusetts                   1974
    Fife Brook......................    10 Hydro                                       1974
 Brayton Point Station(2)
    Unit Nos. 1, 2, and 3........... 1,130 Coal        Massachusetts         1963, '64, '69
    Unit No. 4......................   446 Oil/Gas                                     1974
 Diesel Generators..................    10 Diesel Oil                                   N/A
 Carneys Point......................   260 Coal        New Jersey                      1994
 Cedar Bay..........................   250 Coal        Florida                         1994
 Connecticut River(2)
    Hydroelectric 26 Units..........   484 Hydro       New Hampshire/Vermont      1909-1957
 Deerfield River(2)
    Hydroelectric 15 Units..........    84 Hydro       Massachusetts/Vermont      1912-1927
 Hermiston..........................   474 Natural Gas Oregon                          1996
 Indiantown.........................   330 Coal        Florida                         1995
 Logan..............................   225 Coal        New Jersey                      1995
 Manchester St. Station(2)
    3 Combined Cycle Units..........   495 Natural Gas Rhode Island                    1995
 MASSPOWER..........................   240 Natural Gas Massachusetts                   1993
 Northampton........................   110 Waste Coal  Pennsylvania                    1995
 Pittsfield(1)......................   165 Natural Gas Massachusetts                   1990
 Salem Harbor Station(2)
    Unit Nos. 1, 2, and 3...........   314 Coal        Massachusetts         1952, '52, '58
    Unit No. 4......................   400 Oil                                         1972
 Scrubgrass.........................    83 Waste Coal  Pennsylvania                    1993
 Selkirk............................   345 Natural Gas New York                   1992, '94
                                     -----
        Total MWs/Operating Plants.. 6,443

 PG&E Gen Affiliate Investments:
 Colstrip(3)........................    37 Waste Coal  Montana                         1990
 Panther Creek(3)...................    83 Waste Coal  Pennsylvania                    1992
                                     -----
        Total MWs from Investments..   120
                                     -----
        Total MWs in Operation(4)... 6,563
                                     =====

--------
(1) Unlike other operating facilities in which PG&E Gen affiliates have ownership and management interests, the Bear Swamp Facility and the Pittsfield plant are owned by third parties through a single-investor lease arrangement. PG&E Gen maintains full management and operating responsibility for the facilities and is entitled to the output.

(2) Acquired from NEES on September 1, 1998.

(3) PG&E Gen affiliates have an ownership or leasehold interest in these plants, but do not manage power plant operations.

(4) Of the total of 6,563 megawatts in operation, PG&E Gen's net equity ownership and leased percentage interest in the total is 5,225 megawatts.

   Generation Development Projects

   Nationwide, PG&E Gen's greenfield power plant development activities exceed 10,000 MW in 9 states. The table below lists PG&E Gen's development projects. The Millennium Project in Charlton, Massachusetts (360 MW) and the Lake Road Project in Killingly, Connecticut (792 MW) are under construction. The La Paloma Project in McKittrick, California (1,048 MW) has been approved by PG&E Corporation's Board of Directors and the California Energy Commission. The other development projects listed below are in the early stages of the development process. The completion of these planned projects is subject to many factors, including but not limited to various regulatory and environmental approvals, adequate financing on satisfactory terms, competitive conditions including the expansion and retirement plans of others, market prices for electricity, and future fuel prices.

                                                                      Estimated
                                                                       start of
                                                                      commercial
       Plant                           MW      Fuel       Location     service
       -----                           --      ----       --------    ----------
       Millennium....................   360 Natural gas Massachusetts  4Q 2000
       Lake Road.....................   792 Natural gas Connecticut    2Q 2001
       La Paloma..................... 1,048 Natural gas California     1Q 2002
       Madison.......................    12 Wind        New York       3Q 2000
       Brayton V.....................   800 Natural gas Massachusetts  4Q 2002
       Athens........................ 1,080 Natural gas New York       1Q 2002
       Covert........................ 1,022 Natural gas Michigan       3Q 2002
       Badger........................ 1,022 Natural gas Wisconsin      3Q 2002
       Liberty....................... 1,048 Natural gas New Jersey     3Q 2002
       Mantua Creek..................   800 Natural gas New Jersey     1Q 2002
       Otay Mesa.....................   510 Natural gas California     3Q 2002
       Harquahala.................... 1,000 Natural gas Arizona        3Q 2003
       Okeechobee....................   550 Natural gas Florida        2Q 2004

Energy Trading

   PG&E Energy Trading-Gas Corporation and PG&E Energy Trading-Power, L.P. (also collectively referred to as PG&E ET), headquartered in Houston, Texas, purchase electric power from PG&E Corporation affiliates and the wholesale market and natural gas from producers, marketers, and other parties. PG&E ET then schedules, transports, and resells these commodities, either to third parties or to other PG&E Corporation affiliates (except the Utility). PG&E ET also provides risk management services to PG&E Corporation's other businesses (except the Utiltiy) and to unaffiliated wholesale customers. For more information, see "General--Risk Management Programs" above.

   PG&E ET competes with, among others, major integrated energy companies, marketing affiliates of major interstate pipelines, brokers, gas marketers, and gas distributors for natural gas supplies and/or in marketing natural gas. In addition, PG&E ET competes with unaffiliated electric utilities, marketers, and other entities in purchasing and selling electric power and other energy commodities. Competition in the energy marketing business is driven by various factors, including the price of commodities and services delivered along with quality and reliability of services delivered.

   Additional information concerning the wholesale operations of PG&E Corporation's affiliates is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5, and in Note 17 of the "Notes to Consolidated Financial Statements" beginning on page 63 of the 1999 Annual Report to Shareholders.

Energy Services

   PG&E Energy Services (PG&E ES), headquartered in San Francisco, California, provides retail gas and electric commodities nationwide, where permitted under applicable laws, and provides energy-related value-added services, including billing and information management services, energy efficiency and other energy management services, regulatory and rate analysis, and power quality solutions. PG&E ES targets primarily industrial, commercial, and institutional customers, offering comprehensive energy management solutions to reduce their energy costs and improve their productivity. PG&E ES has 20 offices nationwide to support its sales activities. PG&E ES currently competes with other non-utility electric retailers in California for direct access customers. See "Utility Operations--Electric Utility Operations--California Electric Industry Restructuring" above.

   In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E ES, its wholly owned subsidiary, through a sale. The intended disposal has been accounted for as a discontinued operation in PG&E Corporation's 1999 financial statements. While there is no definitive sales agreement, it is expected that the disposition will be completed by June 2000. Additional information concerning PG&E ES is provided in "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, beginning on page 5, and in Notes 5 and 17 of the "Notes to Consolidated Financial Statements" beginning on pages 47 and 63, respectively, of the 1999 Annual Report to Shareholders.

                             ENVIRONMENTAL MATTERS

Environmental Matters

   The following discussion includes certain forward-looking information relating to estimated expenditures for environmental protection measures and the possible future impact of environmental compliance. This information below reflects current estimates, which are periodically evaluated and revised. Future estimates and actual results may differ materially from those indicated below. These estimates are subject to a number of assumptions and uncertainties, including changing laws and regulations, the ultimate outcome of complex factual investigations, evolving technologies, selection of compliance alternatives, the nature and extent of required remediation, the extent of the facility owner's responsibility, and the availability of recoveries or contributions from third parties.

   PG&E Corporation, the Utility, PG&E Gen and its affiliates (including USGenNE), and other PG&E Corporation subsidiaries and affiliates are subject to a number of federal, state, and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, air and water pollution, and treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. The Utility has undertaken compliance efforts with specific emphasis on its purchase, use, and disposal of hazardous materials, the cleanup or mitigation of historic waste spill and disposal activities, and the upgrading or replacement of the Utility's bulk waste handling and storage facilities. The costs of compliance with environmental laws and regulations generally have been recovered in rates.

   Although the Utility has sold most of its fossil-fueled power plants and its geothermal generation facilities in connection with electric industry restructuring, the Utility has retained liability for certain required environmental remediation of pre-closing soil or groundwater contamination for fossil and geothermal generation facilities that have been sold. See "Utility Operations--Electric Utility Operations--California Electric Industry Restructuring--Voluntary Generation Asset Divestiture" above.

   Environmental Protection Measures

   The estimated expenditures of PG&E Corporation's subsidiaries for environmental protection are subject to periodic review and revision to reflect changing technology and evolving regulatory requirements. It is likely that the stringency of environmental regulations will increase in the future. As a result of the Utility's divestiture of most of its fossil-fueled power plants and its geothermal generation facilities, the Utility's oxides of nitrogen (NOx) emission reduction compliance costs have been reduced significantly.

   Air Quality

   Pacific Gas and Electric Company's thermal electric generating plants are subject to numerous air pollution control laws, including the California Clean Air Act (CCAA) with respect to emissions. Pursuant to the CCAA and the Federal Clean Air Act, two of the local air districts in which the Utility owns and operates fossil-fueled generating plants have adopted final rules that require a reduction in NOx emissions from the power plants of approximately 90% by 2004 (with numerous interim compliance deadlines).

   The Gas Accord authorizes $42 million to be included in rates through 2002, for gas NOx retrofit projects related to natural gas compressor stations on Pacific Gas and Electric Company's Line 300, which delivers gas from the Southwest. Other air districts are considering NOx rules that would apply to the Utility's other natural gas compressor stations in California. Eventually the rules are likely to require NOx reductions of up to 80% at many of these natural gas compressor stations. The Utility currently estimates that the total cost of complying with these various NOx rules will be up to $51 million over three years. Substantially all of these costs will be capital costs.

   PG&E Gen's compliance with certain future regulatory requirements limiting the total amount of NOx emissions from its fossil-fueled power plants is expected to be achieved through installation of additional controls, fuel switching, and purchase of NOx allowances. USGenNE has agreed to be bound by a number of state and regional initiatives that will require it to achieve significant reductions of sulfur dioxide (SO\\2\\) and NOx emissions by the time its older fossil-fueled power plants have been in operation for 40 years or by 2010, whichever comes first. It is expected that USGenNE can meet these requirements through utilization of allowances it currently owns, installation of additional controls, or purchase of additional allowances. (SO\\2\\ allowances are emission credits that are traded in a national market under the United States Environmental Protection Agency's (EPA) Acid Rain Program. NOx allowances are emission credits that are traded in a regional market consisting of seven Northeast states known as the Ozone Transport Region.) It is estimated that USGenNE's total cost of complying with these requirements will be up to $4 million through the year 2001.

   Water Quality

   Pacific Gas and Electric Company's existing power plants, including Diablo Canyon, are subject to federal and state water quality standards with respect to discharge constituents and thermal effluents. The Utility's fossil-fueled power plants comply in all material respects with the discharge constituents standards and either comply in all material respects with or are exempt from the thermal standards. A thermal effects study at Diablo Canyon was completed in May 1988, and was reviewed by the Central Coast Regional Water Quality Control Board (Central Coast Board). The Central Coast Board did not make a final decision on the report and requested that the Utility continue its thermal effects monitoring program. In 1995, the Central Coast Board requested that the Utility prepare an updated comprehensive assessment of Diablo Canyon's thermal effects and approved a reduced environmental monitoring program. A comprehensive statistical analysis of Diablo Canyon's thermal effects was submitted to the Central Coast Board in December 1997 and a regulatory assessment was submitted in November 1998. If the Central Coast Board finds that Diablo Canyon's existing thermal limits are not protective of beneficial uses of the marine waters, major modifications (e.g., cooling towers) resulting in additional construction expenditures, or reduced power operation, could be required.

   Pursuant to the federal Clean Water Act, the Utility is required to demonstrate that the location, design, construction, and capacity of power plant cooling water intake structures reflect the best technology available
(BTA) for minimizing adverse environmental impacts at its existing water-cooled thermal plants. The Utility has submitted detailed studies of each power plant's intake structure to various governmental agencies. Each plant's existing water intake structure was found to meet the BTA requirements. The Utility currently is completing a new study for Diablo Canyon. The study is scheduled to be submitted to the Central Coast Board for review in 2000. If the Central Coast Board finds that Diablo Canyon's cooling water intake structure does not meet the BTA requirements, additional expenses for construction or mitigation could be required. In addition, the promulgation or modification of statutes, regulations, or water quality control plans at the federal, state, or regional level may impose increasingly stringent cooling water discharge requirements on the Utility's remaining power plants in the future. Costs to comply with renewed permit conditions required to meet any more stringent requirements that might be imposed cannot be estimated at the present time.

   In December 1999, the Utility was notified by the purchaser of its former Moss Landing power plant that that it had identified a cleaning procedure used at the plant that released heated water from the intake, and that this procedure is not specified in the plant's National Pollutant Discharge Elimination System (NPDES) permit issued by the Central Coast Board. The purchaser notified the Central Coast Board of its findings and the Central Coast Board requested additional information from the purchaser. The Utility has initiated an investigation of these activities during the time it owned the plant. The Central Coast Board has been notified of the investigation and the results will be presented to the Central Coast Board when the investigation is complete. If the identified procedure was performed during the Utility's ownership and was beyond the scope of the relevant NPDES permits, the Central Coast Board may choose to initiate an enforcement action. If so, the Utility could be subject to significant penalties. Until the investigation is complete and the results discussed with the Central Coast Board, it is not possible to determine whether the Utility will suffer a loss in connection with this matter or to provide a more detailed estimate of such liability.

   PG&E Gen's existing power plants, including USGenNE facilities, are subject to federal and state water quality standards with respect to discharge constituents and thermal effluents. Three of the fossil-fueled plants owned and operated by USGenNE are operating in compliance with NPDES permits that have expired. As to the facilities for which the NPDES permit has expired, new permit applications are pending, and it is anticipated that all three facilities will be able to continue to operate under existing terms and conditions until new permits are issued. USGenNE has submitted a permit renewal application and is negotiating with EPA on ongoing studies and permit conditions. It is estimated that USGenNE's cost to comply with these conditions could be as much as $5 million through the year 2001.

   Hazardous Waste Compliance and Remediation

   PG&E Corporation subsidiaries assess, on an ongoing basis, measures that may need to be taken to comply with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. The Utility has a comprehensive program to comply with many hazardous waste storage, handling, and disposal requirements promulgated by the EPA under the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), along with other state hazardous waste laws and other environmental requirements.

   One part of this program is aimed at assessing whether and to what extent remedial action may be necessary to mitigate potential hazards posed by certain disposal sites and retired manufactured gas plant sites. During their operation, manufactured gas plants produced lampblack and tar residues, byproducts of a process that Pacific Gas and Electric Company, its predecessor companies, and other utilities used as early as the 1850s to manufacture gas from coal and oil. As natural gas became widely available (beginning about
1930), the Utility's manufactured gas plants were removed from service. The residues that may remain at some sites contain chemical compounds that now are classified as hazardous. The Utility has identified and reported to federal and California environmental agencies 96 manufactured gas plant sites that operated in the Utility's service territory. The Utility owns all or a portion of 29 of these manufactured gas plant sites. The Utility has a program, in cooperation with environmental agencies, to evaluate and take appropriate action to mitigate any potential health or environmental hazards at sites that the Utility owns. It is estimated that the Utility's program may result in expenditures of approximately $5 million in 2000. The full long-term costs of the program cannot be determined accurately until a closer study of each site has been completed. It is expected that expenses will increase as remedial actions related to these sites are approved by regulatory agencies or if the Utility is found to be responsible for cleanup at sites it currently does not own.

   In addition to the manufactured gas plant sites, the Utility may be required to take remedial action at certain other disposal sites if they are determined to present a significant threat to human health and the environment because of an actual or potential release of hazardous substances. The Utility has been designated as a potentially responsible party (PRP) under CERCLA (the federal Superfund law) with respect to the PRC Patterson site in Patterson, California, and the Industrial Waste Processing site near Fresno, California. With respect to the Casmalia site near Santa Maria, California, the Utility and several other generators of waste sent to the site have entered into a court-approved agreement with the EPA that requires these generators to perform certain site investigation and mitigation measures, and provides a release from liability for certain other site cleanup obligations. Although the Utility has not been formally designated a PRP with respect to the Geothermal Incorporated site in Lake County, California, the Central Valley Regional Water Quality Control Board and the California Attorney General's office have directed the Utility and other parties to initiate measures with respect to the study and remediation of that site.

   In addition, Pacific Gas and Electric Company has been named as a defendant in several civil lawsuits in which plaintiffs allege that the Utility is responsible for performing or paying for remedial action at sites the Utility no longer owns or never owned.

   The cost of hazardous substance remediation ultimately undertaken by Pacific Gas and Electric Company is difficult to estimate. It is reasonably possible that a change in the estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. At December 31, 1999, the Utility expects to spend $300 million for hazardous waste remediation costs at identified sites, including divested fossil-fueled power plants, where such costs are probable and quantifiable. (Although the Utility has sold most of its fossil-fueled power plants, the Utility has retained pre-closing environmental liability with respect to these plants.) The Utility had an accrued liability of $271 million at December 31, 1999, representing the discounted value of these costs. Environmental remediation at identified sites may be as much as $486 million if, among other things, other PRPs are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated at sites for which the Utility is responsible. The Utility estimated the upper limit of the range of costs using assumptions least favorable to the Utility based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

   PG&E Gen acquired the onsite environmental liability associated with USGenNE's acquisition of electric generating facilities from NEES, but did not acquire any offsite liability associated with the past disposal practices at the acquired facilities. PG&E Gen has obtained pollution liability and environmental remediation insurance coverage to limit the financial risk associated with the onsite pollution liability at all of its facilities.

   Potential Recovery of Hazardous Waste Compliance and Remediation Costs

   In 1994, the CPUC established a ratemaking mechanism for hazardous waste remediation costs (HWRC). That mechanism assigns 90% of the includable hazardous substance cleanup costs to utility ratepayers and 10% to utility shareholders, without a reasonableness review of such costs or of underlying activities. Under the HWRC mechanism, 70% of the ratepayer portion of Pacific Gas and Electric Company's cleanup costs is attributed to its gas department and 30% is attributed to its electric department. Insurance recoveries are assigned 70% to shareholders and 30% to ratepayers until both are reimbursed for the costs of pursuing insurance recoveries. The balance of insurance recoveries are allocated 90% to shareholders and 10% to ratepayers until shareholders are reimbursed for their 10% share of cleanup costs. Any unallocated funds remaining are held for five years and then distributed 60% to ratepayers and 40% to shareholders over the next five years. The Utility can seek to recover hazardous substance cleanup costs under the HWRC in the rate proceeding it deems most appropriate. In connection with electric industry restructuring, the HWRC mechanism may no longer be used to recover electric generation-related cleanup costs for contamination caused by events occurring after January 1, 1998.

   For each divested generation facility where the Utility retained environmental remediation liabilities, the plant's decommissioning cost estimate was adjusted by the Utility's estimated forecast of environmental remediation costs. (The buyers assumed the non-environmental decommissioning liability for these plants.) The CPUC ordered that excess recoveries of environmental and non-environmental decommissioning accruals related to the divested plants be used to offset other transition costs. As of December 31, 1999, the Utility has recovered from ratepayers approximately $114 million for environmental decommissioning accrual related to the divested plants. This amount will earn interest at 3% per year that will be used to meet the future environmental remediation costs for the divested plants. The net decommissioning accruals recovered from ratepayers attributable to the non-environmental liability for the divested plants was approximately $53 million. Because the Utility no longer has this non-environmental decommissioning liability, it has used this excess recovery amount to reduce other transition costs.

   Of the $271 million accrued liability, discussed above, the Utility has recovered $148 million through rates, including $34 million through depreciation, and expects to recover $95 million in future rates.
Additionally, the Utility is mitigating its costs by seeking recovery of its costs from insurance carriers and from other third parties as appropriate.

   In 1992, Pacific Gas and Electric Company filed a complaint in San Francisco County Superior Court against more than 100 of its domestic and foreign insurers, seeking damages and declaratory relief for remediation and other costs associated with hazardous waste mitigation. The Utility previously had notified its insurance carriers that it seeks coverage under its comprehensive general liability policies to recover costs incurred at certain specified sites. In general, the Utility's carriers neither admitted nor denied coverage, but requested additional information from the Utility. Although the Utility has received some amounts in settlements with certain of its insurers (approximately $71 million through December 31, 1999), the ultimate amount of recovery from insurance coverage, either in the aggregate or with respect to a particular site, cannot be quantified at this time.

   Compressor Station Litigation

   Several cases have been brought against Pacific Gas and Electric Company seeking damages from alleged chromium contamination at the Utility's Hinkley, Topock, and Kettleman Compressor Stations. See Item 3, "Legal Proceedings-- Compressor Station Chromium Litigation" below, for a description of the pending litigation.

   Electric and Magnetic Fields

   In January 1991, the CPUC opened an investigation into potential interim policy actions to address increasing public concern, especially with respect to schools, regarding potential health risks that may be associated with electric and magnetic fields (EMF) from utility facilities. In its order instituting the investigation, the CPUC acknowledged that the scientific community has not reached consensus on the nature of any health impacts from contact with EMF, but went on to state that a body of evidence has been compiled that raises the question of whether adverse health impacts might exist.

   In November 1993, the CPUC adopted an interim EMF policy for California energy utilities that, among other things, requires California energy utilities to take no-cost and low-cost steps to reduce EMF from new and upgraded utility facilities. California energy utilities are required to fund a $1.5 million EMF education program and a $5.6 million EMF research program managed by the California Department of Health Services. It is expected that the CPUC and the California Department of Health Services will complete its EMF research program by December 2001.

   As part of its effort to educate the public about EMF, Pacific Gas and Electric Company provides interested customers with information regarding the EMF exposure issue. The Utility also provides a free field measurement service to inform customers about EMF levels at different locations in and around their residences or commercial buildings.

   The Utility currently is not involved in third party litigation concerning EMF. In August 1996, the California Supreme Court held that homeowners are barred from suing utilities for alleged property value losses caused by fear of EMF from power lines. The Court expressly limited its holding to property value issues, leaving open the question as to whether lawsuits for alleged personal injury resulting from exposure to EMF are similarly barred. The Utility was a defendant in civil litigation in which plaintiffs alleged personal injuries resulting from exposure to EMF. In January 1998, the appeals court in this matter held that the CPUC has exclusive jurisdiction over personal injury and wrongful death claims arising from allegations of harmful exposure to EMF and barred plaintiffs' personal injury claims. Plaintiffs filed an appeal of this decision with the California Supreme Court. The California Supreme Court declined to hear the case.

   If the scientific community reaches a consensus that EMF presents a health hazard and further determines that the impact of utility-related EMF exposures can be isolated from other exposures, the Utility may be required to take mitigation measures at its facilities. The costs of such mitigation measures cannot be estimated with any certainty at this time. However, such costs could be significant, depending on the particular mitigation measures undertaken, especially if relocation of existing power lines ultimately is required.

   Low Emission Vehicle Programs

   In December 1995, the CPUC issued its decision in the Low Emission Vehicle
(LEV) proceeding, which approved approximately $42 million in funding for Pacific Gas and Electric Company's LEV program for the six-year period beginning in 1996. The CPUC's decision on electric industry restructuring found that the costs of utility LEV programs should continue to be collected by the utility for the duration of the six-year period. The Utility continues to run its LEV program as funded.

ITEM 2. Properties.

   Information concerning Pacific Gas and Electric Company's electric generation units, electric and gas transmission facilities, and electric and gas distribution facilities is included in response to Item 1. All of the Utility's real properties and substantially all of the Utility's personal properties are subject to the lien of an indenture that provides security to the holders of the Utility's First and Refunding Mortgage Bonds.

   Information concerning properties and facilities owned by other PG&E Corporation subsidiaries is included in the discussion under the heading of this report entitled "National Energy Group."

ITEM 3. Legal Proceedings.

   See Item 1, Business, for other proceedings pending before governmental and administrative bodies. In addition to the following legal proceedings, PG&E Corporation and Pacific Gas and Electric Company are subject to routine litigation incidental to their business.

Compressor Station Chromium Litigation

   Pacific Gas and Electric Company is currently a defendant in three civil actions pending in California courts. These cases are (1) Aguayo v. Pacific Gas and Electric Company, filed March 15, 1995, in Los Angeles County Superior Court, (2) Aguilar v. Pacific Gas and Electric Company, filed October 4, 1996, in Los Angeles County Superior Court, and (3) Acosta, et al. v. Betz Laboratories, Inc., Pacific Gas and Electric Company, et al., filed November 27, 1996, in Los Angeles County Superior Court. These cases are collectively referred to as the "Aguayo Litigation." There are approximately 900 plaintiffs in the Aguayo Litigation.

   Each of the complaints in the Aguayo Litigation alleges personal injuries and seeks compensatory and punitive damages in an unspecified amount arising out of alleged exposure to chromium contamination in the vicinity of the Utility's gas compressor stations at Kettleman, Hinkley, and Topock, California. The plaintiffs in the Aguayo Litigation include current and former Utility employees, relatives of current and former employees, residents in the vicinity of the compressor stations, and persons who visited the gas compressor stations. The plaintiffs also include spouses or children of these plaintiffs who claim loss of consortium or wrongful death.

   All discovery and discovery motion practice in the Aguayo Litigation have been referred by the judge to a discovery referee. The discovery referee has set the procedures for selecting 18 trial test plaintiffs and two alternates in the Aguayo Litigation. Ten of these trial test plaintiffs were selected by plaintiffs, seven trial test plaintiffs were selected by defendants, and one trial test plaintiff and two alternates were selected at random. The trial date has been set for November 17, 2000 in Los Angeles Superior Court.

   The Utility is responding to the complaints and asserting affirmative defenses. The Utility will pursue appropriate legal defenses, including statute of limitations or exclusivity of workers' compensation laws, and factual defenses including lack of exposure to chromium and the inability of chromium to cause certain of the illnesses alleged. At this stage of the proceedings, there is substantial uncertainty concerning the claims alleged. The Utility is attempting to gather information concerning the alleged type and duration of exposure, the nature of injuries alleged by individual plaintiffs, and the additional facts necessary to support its legal defenses, in order to better evaluate and defend this litigation.

   PG&E Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its or Pacific Gas and Electric Company's financial position or results of operations.

Texas Franchise Fee Litigation

   On July 31, 1997, PG&E Corporation acquired Valero Energy Corporation (Valero), now known as PG&E Gas Transmission, Texas Corporation. PG&E Gas Transmission, Texas Corporation and its affiliates (PG&E GTT) succeeded to the cases described below, which were pending at the time of the acquisition against Valero and its affiliates. A lawsuit was also pending at such time that had been filed by the City of Pharr, but no PG&E GTT entity has been served in this case. These cases are collectively referred to as the "Texas Franchise Fees Litigation." These actions were brought by various cities in Texas arising out of several Texas statutes and city ordinances involving the following: (a) what rights, if any, Texas cities may have to require companies engaged in the gathering, production, distribution, transmission, and/or sale of natural gas to obtain consent from, and pay fees to, the cities within which such activities are being conducted, (b) what form any such consent, if required, must take, (c) what constitutes "use" of city property, and (d) what types of charges, if any, a Texas city properly can assess against gas pipeline and marketing companies for use of that city's property.

   There were seven cases pending against Valero entities at the time of the acquisition: (1) City of Edinburg v. Rio Grande Valley Gas Co. (RGVG), Valero Energy Corporation (now known as PG&E GTT), Valero Transmission Company (now known as PG&E Texas Pipeline Company), Valero Natural Gas Company (now known as PG&E Texas Natural Gas Company), Reata Industrial Gas Company a/k/a Valero Gas Marketing Company (now known as PG&E Energy Trading Holdings Corporation), Valero Transmission, L.P. (now known as PG&E Texas Pipeline, L.P.), and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P.), Southern Union Company and its unincorporated division, Southern Union Gas Co. (Southern Union), and Mercado Gas Services, Inc., filed August 31, 1995, in the 92nd State District Court, Hidalgo County, Texas, (2) Cities of San Benito, Primera, and Port Isabel v. RGVG, Valero Energy Corporation (now known as PG&E
GTT), Southern Union, et al., filed December 31, 1996, in the 107th State District Court, Cameron County, Texas, (3) City of Mercedes v. Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P.), and Valero Gas Marketing Company (now known as PG&E Energy Trading Holdings Corporation), filed April 16, 1997, in the 92nd State District Court in Hidalgo County, Texas, (4) Cities of Alton and Donna v. RGVG, Valero Energy Corporation (now known as PG&E Gas Transmission, Texas Corporation), Valero Transmission Company (now known as PG&E Texas Pipeline Company), Valero Natural Gas Company (now known as PG&E Texas Natural Gas Company), Reata Industrial Gas Company (now known as PG&E Energy Trading Holdings Corporation), Valero Transmission, L.P. (now known as PG&E Texas Pipeline, L.P.), and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy, L.P.), Southern Union Gas Co., and Mercado Gas Services, Inc., filed July 18, 1996, in the 92nd State District Court, Hidalgo County, Texas, (5) City of La Joya v. RGVG, Valero Energy Corporation (now known as PG&E GTT), Southern Union Company, et al., filed December 27, 1996, in the 92nd State District Court, Hidalgo County, Texas, (6) Cities of San Juan, La Villa, Penitas, Edcouch, and Palmview v. RGVG, Valero Energy Corporation (now known as PG&E Gas Transmission, Texas Corporation), Southern Union Company, et al., filed December 27, 1996, in the 93rd State District Court, Hidalgo County, Texas, and (7) City of Weslaco v. Valero Natural Gas Company (now known as PG&E Texas Natural Gas Company), Valero Gas Marketing Co. (now known as PG&E Energy Trading Holdings Corporation), and Reata Industrial Gas, L.P. (now known as PG&E Reata Energy L.P.) filed April 17, 1997, in the 92nd State District Court, Hidalgo County, Texas. The lawsuits involving the City of La Joya (item number 5 above) and the Cities of San Juan, La Villa, Penitas, Edcouch, and Palmview (item number 6 above) were voluntarily dismissed on July 13, 1999, and February 23, 2000, respectively. However, all of these cities are class members in the San Benito class action (item number 5 above) as are the Cities of Alton and Donna.

   The trial in the City of Edinburg case began on June 15, 1998. On August 14, 1998, a jury returned a verdict in favor of the City of Edinburg, and awarded damages in the approximate aggregate amount of $9.8 million, plus attorneys' fees of approximately $3.5 million, against PG&E GTT, Southern Union and various affiliates of PG&E GTT and Southern Union. The jury refused to award punitive damages against the PG&E GTT defendants. On December 1, 1998, based on the jury verdict, the court entered a judgment in the City's favor, and awarded damages of $5.3 million, attorneys' fees of up to $3.5 million (to the extent that the City is successful on appeal), prejudgment interest of $1.6 million, and post-judgment interest at the rate of 10% per year, compounded annually, from December 1, 1998. The court found that various PG&E GTT and Southern

Union defendants were jointly and severally liable for $3.3 million of the damages, prejudgment interest in the amount of $1.1 million, and all the attorneys' fees. Certain PG&E GTT subsidiaries were found solely liable for $1.4 million of the damages and prejudgment interest of $440,000. The court did not clearly indicate the extent to which the PG&E GTT defendants could be found liable for the remaining damages. The judgment also decreed that (1) certain pipelines owned by PG&E Texas Pipeline, L.P. (formerly known as Valero Transmission, L.P.) encroached on the City's property without the City's consent and (2) based on certain jury findings, PG&E GTT was vicariously liable for certain conduct of the local distribution company, RGVG, from October 1, 1985, to September 30, 1993 (the date Valero, PG&E GTT's predecessor, sold RGVG to Southern Union). The PG&E GTT defendants are appealing the judgment.

   On November 4, 1997, the lawsuit filed in Cameron County, Texas, by the cities of San Benito, Primera, and Port Isabel was amended to name as defendants PG&E GTT and all of its subsidiaries (excluding its Canadian gas trading and power trading subsidiaries), PG&E Gas Transmission Teco, Inc. and its subsidiaries, and PG&E Energy Trading Corporation (now known as PG&E Energy Trading--Gas Corporation) (collectively these defendants are referred to as the "PG&E Corporation Texas defendants"). In November 1997, the court ordered a state-wide class certified and granted plaintiffs' request to dismiss RGVG and the Southern Union defendants. In connection with the certification of a class in this case, the court ordered notice to be sent to all potential class members and setting an opt-out deadline of December 31, 1997. Notices were mailed to approximately 159 Texas cities. Fewer than 20 cities opted out by the deadline. Some of the cities opting out include Austin, Brownsville, Houston, and San Antonio. The city of Los Indios has been severed from the class and its claims separately docketed in Cameron County, Texas. On November 22, 1999, the court signed an order dismissing from the class 42 cities because it determined there was no pipeline presence and no past or present sales activity in such cities, leaving 106 cities in the class. The parties are negotiating the terms of a final settlement agreement. The settlement proposal contemplates, among other things, that the PG&E Corporation Texas defendants would pay a total of not more than $12.2 million to the settling class cities, inclusive of attorney fees and expenses, which amount may be reduced by amounts attributable to certain opt-out cities. The defendants retain the right to reject the settlement if the settlement proposal is not approved by certain key cities and by 80% of the overall plaintiff class. Although a significant number of the 106 cities in the plaintiff class already have either approved the settlement by enacting the consent ordinance or have adopted resolutions to pass the ordinance, certain key cities have not yet approved the settlement. The settlement is also subject to final court approval. On January 27, 2000, the court approved the settlement proposal and established a 14-day period for the cities to decide whether to accept the negotiated settlement terms or opt out of the settlement. The court also stated that if the City of Corpus Christi does not accept the settlement proposal, it will be placed in a single city sub-class and its claims will not be finalized as part of the settlement approval. Corpus Christi has the right to opt out of this subclass. Although the 14-day period expired on February 11, 2000, certain cities have requested and received additional time to decide whether to opt out.

   In July 1996, the lawsuits originally filed by the cities of Alton and Donna as intervening actions in the City of Edinburg case were severed from the Edinburg lawsuit. The claims asserted by the cities of Alton and Donna are substantially similar to the San Benito litigation claims, except that no class claims are asserted. Damages are not quantified. Defendants' motion to transfer venue of both cases to Bexar County, Texas, is currently pending. The Cities of Alton and Donna are also members of the San Benito class, and will be required to dismiss their claims against PG&E GTT in this separate lawsuit if they agree to accept the settlement of the San Benito class action.

   On September 4, 1997, the City of Mercedes amended its petition to include class action claims and requested to be named as class representative for a statewide class consisting of all Texas municipal corporations, municipalities, towns, and villages, excluding the cities of Edinburg and Weslaco (both of which have filed separate actions), in which any of the defendants have sold or supplied gas, or used public rights-of-way to transport gas. The City of Mercedes has requested a damage award, but has not specified an amount. On November 26, 1997, defendants' motion to recuse the presiding judge was granted. Plaintiffs' request for class certification is still pending.

   The causes of action alleged in the case brought by the City of Weslaco are identical to those alleged in the City of Mercedes case, except that no class claims are asserted. Damages are not quantified. A motion similar to the motion filed in Mercedes, seeking to recuse the judge of the 92nd State District Court, was filed but not ruled upon. On May 12, 1999, this case was transferred to the 370th State District Court of Hidalgo County, Texas. Defendants' motion to transfer venue to Bexar County, Texas, is currently pending.

   In addition to the cases described above, during May 1996, a petition in intervention was filed in the Edinburg case by the City of Pharr. On June 24, 1996, the court severed Pharr from the Edinburg case, certified the severed case as a class action against Southern Union Company and RGVG, and named Pharr as class representative for a class consisting of those Texas cities, excluding Edinburg and McAllen, that have or had natural gas franchise agreements with RGVG or Southern Union. The Pharr class was certified as to two claims: breach of contract and declaratory relief dealing with the rights, status, and legal relationship between plaintiff, the class members, and the local distribution company regarding payment of franchise fees and use of granted easements. Plaintiffs' original petition also sought injunctive relief, but the class order does not include injunctive relief. Plaintiffs seek actual damages, exemplary damages, attorneys' fees, costs, and pre- and post-judgment interest, but have not specified any amounts. On January 26, 1998, the court added the Cities of Mercedes and Weslaco as class representatives. None of the PG&E Corporation Texas entities have ever been served in the Pharr litigation. On December 30, 1997, in affirming the Pharr class certification, the appellate court specifically found that the PG&E GTT entities were not parties to the Pharr class action. However, the same 29 PG&E Corporation Texas entities that are class defendants in the San Benito litigation have subsequently been named and served as defendants in two ancillary suits brought during 1998 by the Pharr class plaintiffs. These ancillary suits seek only injunctive relief, for the stated purpose of "protecting" the Pharr class from alleged interference by the San Benito class.

   PG&E Corporation believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or results of operations. As discussed above under "Item 1--National Energy Group-- Gas Transmission Operations," in January 2000, PG&E Corporation's National Energy Group signed a definitive agreement to sell the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc., the National Energy Group subsidiaries which conduct gas transmission operations in Texas. The buyer will assume all liabilities associated with the cases described above.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANTS

   "Executive officers," as defined by Rule 3b-7 of the General Rules and Regulations under the Securities and Exchange Act of 1934, of PG&E Corporation are as follows:

                               Age at
                            December 31,
             Name               1999                    Position
             ----           ------------                --------
   R. D. Glynn, Jr. .......      57      Chairman of the Board, Chief Executive
                                          Officer, and President
   T. G. Boren.............      50      Executive Vice President; President
                                          and Chief Executive Officer, PG&E
                                          National Energy Group, Inc.
   P. A. Darbee............      47      Senior Vice President, Chief Financial
                                          Officer, and Treasurer
   S. W. Gebhardt..........      48      Senior Vice President; President and
                                          Chief Executive Officer, PG&E Energy
                                          Services Corporation
   T. W. High..............      52      Senior Vice President, Administration
                                          and External Relations
   P. C. Iribe.............      49      Senior Vice President; President and
                                          Chief Operating Officer, PG&E
                                          Generating Company
   T. B. King..............      38      Senior Vice President; President and
                                          Chief Operating Officer, PG&E Gas
                                          Transmission Corporation
   L. E. Maddox............      44      Senior Vice President; President and
                                          Chief Executive Officer, PG&E Energy
                                          Trading Corporation
   G. R. Smith.............      51      Senior Vice President; President and
                                          Chief Executive Officer, Pacific Gas
                                          and Electric Company
   G. B. Stanley...........      53      Senior Vice President, Human Resources
   B. R. Worthington.......      50      Senior Vice President and General
                                          Counsel

   All officers of PG&E Corporation serve at the pleasure of the Board of Directors. During the past five years, the executive officers of PG&E Corporation had the following business experience. Except as otherwise noted, all positions have been held at PG&E Corporation.

             Name                      Position                      Period Held Office
             ----                      --------                      ------------------
   R. D. Glynn, Jr. ....... Chairman of the Board, Chief    January 1, 1998, to present
                             Executive Officer, and
                             President
                            Chairman of the Board of        January 1, 1998, to present
                             Directors, Pacific Gas and
                             Electric Company
                            President and Chief Executive   June 1, 1997, to present
                             Officer
                            President and Chief Operating   December 18, 1996, to May 31, 1997
                             Officer
                            President and Chief Operating   June 1, 1995, to May 31, 1997
                             Officer, Pacific Gas and
                             Electric Company
                            Executive Vice President,       July 1, 1994, to May 31, 1995
                             Pacific Gas and Electric
                             Company
   T. G. Boren............. Executive Vice President        August 1, 1999, to present
                            President and Chief Executive   August 1, 1999, to present
                             Officer, PG&E National Energy
                             Group, Inc.
                            President and Chief Executive   February 18, 1992, to July 31, 1999
                             Officer, Southern Energy,
                             Inc.
                            Executive Vice President,       June 1, 1999, to July 31, 1999
                             Southern Company
                            Senior Vice President,          February 16, 1998, to May 31, 1999
                             Southern Company
                            Vice President, Southern        July 17, 1995, to February 15, 1998
                             Company
   P. A. Darbee............ Senior Vice President, Chief    September 20, 1999, to present
                             Financial Officer, and
                             Treasurer
                            Vice President and Chief        June 30, 1997, to September 19, 1999
                             Financial Officer, Advance
                             Fibre Communications, Inc.
                            Vice President, Chief           January 10, 1994, to June 30, 1997
                             Financial Officer, and
                             Controller, Pacific Bell
   S. W. Gebhardt.......... Senior Vice President           April 1, 1997, to present
                            President and Chief Executive   April 1, 1997, to present
                             Officer, PG&E Energy Services
                             Corporation
                            Executive Vice President,       April 1, 1996, to March 28, 1997
                             PennUnion Energy Services
                            Vice President, Enron Capital   January 1, 1993, to December 31, 1995
                             & Trade Resources

             Name                     Position                       Period Held Office
             ----                     --------                       ------------------
   T. W. High.............. Senior Vice President,         June 1, 1997, to present
                             Administration and External
                             Relations
                            Senior Vice President,         June 1, 1995, to May 31, 1997
                             Corporate Services, Pacific
                             Gas and Electric Company
                            Vice President and Assistant   July 1, 1994, to May 31, 1995
                             to the Chief Executive
                             Officer, Pacific Gas and
                             Electric Company
   P. C. Iribe............. Senior Vice President          January 1, 1999, to present
                            President and Chief            November 1, 1998, to present
                             Operating Officer, PG&E
                             Generating Company
                             (formerly known as U.S.
                             Generating Company)
                            Executive Vice President and   September 1, 1997, to October 31, 1998
                             Chief Operating Officer,
                             U.S. Generating Company
                            Executive Vice President,      May 17, 1994, to September 1, 1997
                             Marketing, Development, and
                             Asset Management, U.S.
                             Generating Company
   T. B. King.............. Senior Vice President          January 1, 1999, to present
                            President and Chief            November 23, 1998, to present
                             Operating Officer, PG&E Gas
                             Transmission Corporation
                            President and Chief            February 14, 1997, to November 22, 1998
                             Operating Officer, Kinder
                             Morgan Energy Partners,
                             L.P.
                            Vice President, Commercial     July 1, 1995, to February 14, 1997
                             Operations--Midwest Region,
                             Enron Liquid Services
                             Corporation
                            Vice President, Gathering      July 1994, to July 1, 1995
                             Services, Northern Natural
                             Gas Company and
                             Transwestern Pipeline
                             Company
   L. E. Maddox............ Senior Vice President          June 1, 1997, to present
                            President and Chief            May 12, 1997, to present
                             Executive Officer, PG&E
                             Energy Trading Corporation
                            President, PennUnion Energys   May 1995 to May 1997
                             Services, L.L.C.
                            President, Brooklyn            January 1993 to May 1995
                             Interstate Natural Gas
                             Corp.
   G. R. Smith............. Senior Vice President          January 1, 1999, to present
                             (Please refer to
                             description of business
                             experience for executive
                             officers of Pacific Gas and
                             Electric Company below.)
   G. B. Stanley........... Senior Vice President, Human   January 1, 1998, to present
                             Resources
                            Vice President, Human          June 1, 1997, to December 31, 1997
                             Resources
                            Vice President, Human          July 1, 1996, to May 31, 1997
                             Resources, Pacific Gas and
                             Electric Company
                            Self-employed (human           January 1995, to June 1996
                             resources consultant)
   B. R. Worthington....... Senior Vice President and      June 1, 1997, to present
                             General Counsel
                            General Counsel                December 18, 1996, to May 31, 1997
                            Senior Vice President and      June 1, 1995, to June 30, 1997
                             General Counsel, Pacific
                             Gas and Electric Company
                            Vice President and General     December 21, 1994, to May 31, 1995
                             Counsel, Pacific Gas and
                             Electric Company

   "Executive officers," as defined by Rule 3b-7 of the General Rules and Regulations under the Securities and Exchange Act of 1934, of Pacific Gas and Electric Company are as follows:

                               Age at
                            December 31,
             Name               1999                    Position
             ----           ------------                --------
   G. R. Smith.............      51      President and Chief Executive Officer
   K. M. Harvey............      41      Senior Vice President, Chief Financial
                                          Officer, Controller, and Treasurer
   R. J. Peters............      45      Senior Vice President and General
                                          Counsel
   J. K. Randolph..........      55      Senior Vice President and General
                                          Manager, Transmission, Distribution
                                          and Customer Service Business Unit
   D. D. Richard, Jr.......      49      Senior Vice President, Governmental
                                          and Regulatory Relations
   G. M. Rueger............      49      Senior Vice President and General
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

             Name                     Position                       Period Held Office
             ----                     --------                       ------------------
   G. R. Smith............. President and Chief            June 1, 1997, to present
                             Executive Officer
                            Chief Financial Officer,       December 18, 1996, to May 31, 1997
                             PG&E Corporation
                            Senior Vice President and      June 1, 1995, to May 31, 1997
                             Chief Financial Officer
                            Vice President and Chief       November 1, 1991, to May 31, 1995
                             Financial Officer
   K. M. Harvey............ Senior Vice President, Chief   January 1, 2000, to present
                             Financial Officer,
                             Controller, and Treasurer
                            Senior Vice President, Chief   July 1, 1997, to December 31, 1999
                             Financial Officer, and
                             Treasurer
                            Vice President and Treasurer   June 1, 1995, to June 30, 1997
                            Treasurer                      August 1, 1993, to May 31, 1995
   R. J. Peters............ Senior Vice President and      January 1, 1999, to present
                             General Counsel
                            Vice President and General     July 1, 1997, to December 31, 1998
                             Counsel
                            Chief Counsel, Regulatory      January 1, 1993, to June 30, 1997
   J. K. Randolph.......... Senior Vice President and      July 1, 1997, to present
                             General Manager,
                             Transmission, Distribution
                             and Customer Service
                             Business Unit
                            Vice President and General     January 1, 1997, to June 30, 1997
                             Manager, Power Generation,
                             Business Unit
                            Vice President, Power          November 1, 1991, to December 31, 1996
                             Generation
   D. D. Richard, Jr....... Senior Vice President,         July 1, 1997, to present
                             Governmental and Regulatory
                             Relations
                            Vice President, Governmental   July 1, 1997, to present
                             Relations, PG&E Corporation
                            Vice President, Governmental   January 1, 1997, to June 30, 1997
                             Relations
                            Executive Vice President and   January 1993, to December 1996
                             Principal, Morse, Richard,
                             Weisenmiller & Assoc., Inc.
                             (energy, project finance,
                             and environmental
                             consulting)
   G. M. Rueger............ Senior Vice President and      November 1, 1991, to present
                             General Manager, Nuclear
                             Power Generation Business
                             Unit

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Information responding to part of Item 5, for each of PG&E Corporation and Pacific Gas and Electric Company, is set forth on page 67 under the heading "Quarterly Consolidated Financial Data (Unaudited)" in the 1999 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report. As of February 22, 2000, there were 149,708 holders of record of PG&E Corporation common stock. PG&E Corporation common stock is listed on the New York, Pacific, and Swiss stock exchanges. The discussion of dividends with respect to PG&E Corporation's common stock is hereby incorporated by reference from "Management's Discussion and Analysis--Dividends" on page 20 of the 1999 Annual Report to Shareholders.

   Neither Pacific Gas and Electric Company nor PG&E Corporation made any sales of unregistered equity securities during 1999, the period covered by this report.

ITEM 6. Selected Financial Data.

   A summary of selected financial information for each of PG&E Corporation and Pacific Gas and Electric Company for each of the last five fiscal years is set forth on page 4 under the heading "Selected Financial Data" in the 1999 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

   Pacific Gas and Electric Company's ratio of earnings to fixed charges for the year ended December 31, 1999, was 3.25. Pacific Gas and Electric Company's ratio of earnings to combined fixed charges and preferred stock dividends for the year ended December 31, 1999, was 3.08. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-61959 relating to Pacific
Gas and Electric Company's various classes of debt and first preferred stock outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   A discussion of PG&E Corporation's and Pacific Gas and Electric Company's consolidated results of operations and financial condition is set forth on pages 5 through 25 under the heading "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, which discussion is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information responding to Item 7A appears in the 1999 Annual Report to Shareholders on page 23 under the heading "Management's Discussion and Analysis--Debt Obligations and Rate Reduction Bonds," on pages 24 and 25 under the heading "Management's Discussion and Analysis--Price Risk Management Activities," and on pages 37, 38, 45, and 47 under Notes 1, 3, and 4 of the "Notes to Consolidated Financial Statements" of the 1999 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 8. Financial Statements and Supplementary Data.

   Information responding to Item 8 appears on pages 26 through 69 of the 1999 Annual Report to Shareholders under the following headings for PG&E
Corporation: "Statement of Consolidated Income," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," and "Statement of Consolidated Common Stock Equity;" under the following headings for Pacific Gas and Electric
Company: "Statement of Consolidated Income," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," and

"Statement of Consolidated Stockholders' Equity;" and under the following headings for PG&E Corporation and Pacific Gas and Electric Company jointly:
"Notes to Consolidated Financial Statements," "Quarterly Consolidated Financial Data (Unaudited)," "Report of Independent Public Accountants," and "Responsibility for Consolidated Financial Statements," which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Information responding to Item 9 has been previously reported by PG&E Corporation and Pacific Gas and Electric Company in a current report on Form 8-K dated February 17, 1999, and filed on February 23, 1999, as amended by a Current Report on Form 8-K/A filed on June 11, 1999.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

   Information regarding executive officers of PG&E Corporation and Pacific Gas and Electric Company is included in a separate item captioned "Executive Officers of the Registrant" contained on pages 43 through 45 in Part I of this report. Other information responding to Item 10 is included on pages 3 through 6 under the heading "Item No. 1: Election of Directors of PG&E Corporation and Pacific Gas and Electric Company" and page 38 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Joint Proxy Statement relating to the 2000 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

ITEM 11. Executive Compensation.

   Information responding to Item 11, for each of PG&E Corporation and Pacific Gas and Electric Company, is included on pages 9 and 10 under the heading "Compensation of Directors" and on pages 30 through 35 under the headings "Summary Compensation Table," "Option/SAR Grants in 1999," "Aggregated Option/SAR Exercises in 1999 and Year-End Option/SAR Values," "Long-Term Incentive Plan--Awards in 1999," "Retirement Benefits," and "Termination of Employment and Change In Control Provisions" in the 2000 Joint Proxy Statement relating to the 2000 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

   Information responding to Item 12, for each of PG&E Corporation and Pacific Gas and Electric Company, is included on pages 11 and 12 under the heading "Security Ownership of Management" and on page 38 under the heading "Principal Shareholders" in the 2000 Joint Proxy Statement relating to the 2000 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions.

   Information responding to Item 13, for each of PG&E Corporation and Pacific Gas and Electric Company, is included on page 10 under the heading "Certain Relationships and Related Transactions" in the 2000 Joint Proxy Statement relating to the 2000 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. The following consolidated financial statements, supplemental information, and report of independent public accountants contained in the 1999 Annual Report to Shareholders, which have been incorporated by reference in this report:

              Statements of Consolidated Income for the Years Ended December 31, 1999, 1998, and 1997, for each of PG&E Corporation and Pacific Gas and Electric Company.

              Statements of Consolidated Cash Flows for the Years Ended December 31, 1999, 1998, and 1997, for each of PG&E Corporation and Pacific Gas and Electric Company.

              Consolidated Balance Sheets at December 31, 1999, and 1998 for each of PG&E Corporation and Pacific Gas and Electric Company.

              Statement of Consolidated Common Stock Equity for the Years Ended December 31, 1999, 1998, and 1997, for PG&E Corporation.

              Statement of Consolidated Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997, for Pacific Gas and Electric Company.

              Notes to Consolidated Financial Statements.

              Quarterly Consolidated Financial Data (Unaudited).

              Independent Auditors' Report (Deloitte & Touche LLP).

    2. Independent Auditors' Report (Deloitte & Touche LLP) included at page 53 of this Form 10-K.

    3. Report of Independent Public Accountants (Arthur Andersen LLP) included at page 54 of this Form 10-K.

    4. Report of Independent Public Accountants (Arthur Andersen LLP) included at page 55 of this Form 10-K.

    5. Financial statement schedules:

              I--Condensed Financial Information of Parent for the Years Ended December 31, 1999 and 1998.

              II--Consolidated Valuation and Qualifying Accounts for each of PG&E Corporation and Pacific Gas and Electric Company for the Years Ended December 31, 1999, 1998 and 1997.

   Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements including the notes thereto.

    6. Exhibits required to be filed by Item 601 of Regulation S-K:

       3.1 Restated Articles of Incorporation of PG&E Corporation effective as of December 19, 1996 (PG&E Corporation's Form 8-B (File No. 1-
           12609), Exhibit 3.1).

       3.2 By-Laws of PG&E Corporation amended as of February 16, 2000.

       3.3 Restated Articles of Incorporation of Pacific Gas and Electric
           Company effective as of May 6, 1998 (Pacific Gas and Electric
           Company's Form 10-Q for the quarter ended March 31, 1998 (File No.
           1-2348), Exhibit 3.1).

       3.4 By-Laws of Pacific Gas and Electric Company amended as of February
           16, 2000.

       4. First and Refunding Mortgage of Pacific Gas and Electric Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15,
           1950, May 1, 1954, May 21, 1958, November 1, 1964, July 1, 1965,
           July 1, 1969, January 1, 1975, June 1, 1979, August 1, 1983, and

              December 1, 1988 (Registration No. 2-1324, Exhibits B-1, B-2, B-
              3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-
              7203, Exhibit B-23; Registration
              No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B;
              Registration
              No. 2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B;
              Registration
              No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B;
              Registration
              No. 2-54302, Exhibit 2C; Registration No. 2-64313, Exhibit 2C;
              Registration
              No. 2-86849, Exhibit 4.3; Pacific Gas and Electric Company's Form
              8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2).

        10. The Gas Accord Settlement Agreement, together with accompanying tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055. (PG&E Corporation and
              Pacific Gas and Electric Company's Form 10-K for the year ended
              December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit
              No. 10.2).

        10.1  Stock Purchase Agreement By and Between PG&E National Energy
              Group, Inc. and El Paso Field Services Company, dated as of
              January 27, 2000.

       *10.2  PG&E Corporation Supplemental Retirement Savings Plan dated as of
              January 1, 2000.

       *10.3 Description of Compensation Arrangement between PG&E Corporation and Thomas G. Boren. (PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit
              10.2).

       *10.4 Description of Compensation Arrangement between PG&E Corporation and Peter Darbee. (PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3).

       *10.5  PG&E Corporation Deferred Compensation Plan for Non-Employee
              Directors, as amended and restated effective as of July 22, 1998.
              (PG&E Corporation's Form 10-Q for the quarter ended September 30,
              1998 (File No. 1-12609), Exhibit 10.2).

       *10.6  Description of Short-Term Incentive Plan for Officers of PG&E
              Corporation and its subsidiaries, effective January 1, 1999.
              (PG&E Corporation's Form 10-K for the year ended December 31,
              1998 (File No. 1-12609), Exhibit 10.6).

       *10.7  Description of Short-Term Incentive Plan for Officers of PG&E
              Corporation and its subsidiaries, effective January 1, 2000.

       *10.8  Supplemental Executive Retirement Plan of the Pacific Gas and
              Electric Company, effective January 1, 1998 (PG&E Corporation's
              Form 10-K for the year ended December 31, 1998 (File No. 1-
              12609), Exhibit 10.7).

       *10.9 Pacific Gas and Electric Company Relocation Assistance Program for Officers (Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16).

       *10.10 Postretirement Life Insurance Plan of the Pacific Gas and
              Electric Company (Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16).

       *10.11 PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998. (PG&E Corporation Form
              10-K for the year ended December 31, 1997, (File No. 1-12609),
              Exhibit No. 10.13).

       *10.12 PG&E Corporation Long-Term Incentive Program, as amended February
              16, 2000, including the PG&E Corporation Stock Option Plan,
              Performance Unit Plan, and Non-Employee Director Stock Incentive
              Plan.


       *10.13 PG&E Corporation Executive Stock Ownership Program, amended as of
              February 16, 2000.

       *10.14 PG&E Corporation Officer Severance Policy, amended as of July 21,
              1999. (PG&E Corporation's Form 10-Q for the quarter ended
              September 30, 1999 (File No. 1-12609), Exhibit 10.1).

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

        11.   Computation of Earnings Per Common Share.

        12.1  Computation of Ratios of Earnings to Fixed Charges for Pacific
              Gas and Electric Company.

        12.2  Computation of Ratios of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends for Pacific Gas and Electric Company.

        13.   1999 Annual Report to Shareholders of PG&E Corporation and
              Pacific Gas and Electric Company--portions of the 1999 Annual
              Report to Shareholders under the headings "Selected Financial
              Data," "Management's Discussion and Analysis," "Independent
              Auditors' Report," "Responsibility for Consolidated Financial
              Statements," financial statements of PG&E Corporation entitled
              "Statement of Consolidated Income," "Consolidated Balance Sheet,"
              "Statement of Consolidated Cash Flows," "Statement of
              Consolidated Common Stock Equity," financial statements of
              Pacific Gas and Electric Company entitled "Statement of
              Consolidated Income," "Consolidated Balance Sheet," "Statement of
              Consolidated Cash Flows," "Statement of Consolidated
              Stockholders' Equity," "Notes to Consolidated Financial
              Statements" and "Quarterly Consolidated Financial Data
              (Unaudited)" are included only. (Except for those portions that are expressly incorporated herein by reference, such 1999 Annual
              Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed" herein.)

        18.   Letter re change in Accounting Principles.

        21.   Subsidiaries of the Registrant.

        23.1  Consent of Deloitte & Touche LLP.

        23.2  Consent of Arthur Andersen LLP.

        24.1  Resolutions of the Boards of Directors of PG&E Corporation and
              Pacific Gas and Electric Company authorizing the execution of the Form 10-K.

        24.2  Powers of Attorney.

        27.1  Financial Data Schedule for the year ended December 31, 1999, for
              PG&E Corporation.

        27.2  Financial Data Schedule for the year ended December 31, 1999, for
              Pacific Gas and Electric Company.

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

  (b) Reports on Form 8-K

   Reports on Form 8-K(/1/) during the quarter ended December 31, 1999, and through the date hereof:

     1. October 1, 1999

     Item 5. Other Events--Reporting the filing of an application relating to the proposed auction of Pacific Gas and Electric Company's hydroelectric generation assets

     2. October 20, 1999

     Item 5. Other Events--Proposed decision in Pacific Gas and Electric Company's General Rate Case

     3. October 21, 1999--Filed by PG&E Corporation only

     Item 5. Other Events--
            A. Share Repurchase
            B. Proposed amendments to Articles of Incorporation and Bylaw Amendments

     4. November 5, 1999

     Item 5. Other Events--
            A. Pacific Gas and Electric Company's Post-transition Period Ratemaking Proceeding
            B. Pacific Gas and Electric Company's 2000 Cost of Capital
            Proceeding

     5. December 1, 1999

     Item 5. Other Events--Performance Goals and Implementation Strategy

     6. January 21, 2000

     Item 5. Other Events--
            A. Pacific Gas and Electric Company's General Rate Case Proceeding
            B. Proposed Auction of Pacific Gas and Electric Company's Hydroelectric Generating Assets
            C. 1998 Annual Transition Cost Proceeding

     7. January 31, 2000

     Item 5. Other Events--Sale of Texas Gas Transmission Companies

     8. February 23, 2000

     Item 5. Other Events--
            A. Pacific Gas and Electric Company's General Rate Case Proceeding
            B. 1998 Annual Transition Cost Proceeding
            C. Disposition of PG&E Energy Services Corporation
--------
(1) Unless otherwise noted, all reports were filed under Commission File Number 1-2348 (Pacific Gas and Electric Company) and Commission File Number 1-12609 (PG&E Corporation)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, on the 6th day of March, 2000.

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

              Signature                               Title                     Date
              ---------                               -----                     ----
 A. Principal Executive Officers
        *ROBERT D. GLYNN, JR.         Chairman of the Board, Chief          March 6, 2000
                                       Executive Officer, and President
                                       (PG&E Corporation)
        *GORDON R. SMITH              President and Chief Executive         March 6, 2000
                                       Officer
                                       (Pacific Gas and Electric Company)
 B. Principal Financial Officers
        *PETER A. DARBEE              Senior Vice President, Chief          March 6, 2000
                                       Financial Officer, and Treasurer
                                       (PG&E Corporation)
        *KENT M. HARVEY               Senior Vice President, Chief          March 6, 2000
                                       Financial Officer, Controller, and
                                       Treasurer
                                       (Pacific Gas and Electric Company)
 C. Principal Accounting Officers
        *CHRISTOPHER P. JOHNS         Vice President and Controller         March 6, 2000
                                       (PG&E Corporation)
        *KENT M. HARVEY               Senior Vice President, Chief          March 6, 2000
                                       Financial Officer, Controller, and
                                       Treasurer
                                       (Pacific Gas and Electric Company)
 D. Directors
        *RICHARD A. CLARKE
        *HARRY M. CONGER
        *DAVID A. COULTER
        *C. LEE COX
        *WILLIAM S. DAVILA
        *ROBERT D. GLYNN, JR.         Directors of PG&E Corporation and
        *DAVID M. LAWRENCE, M.D.      Pacific Gas and Electric Company,     March 6, 2000
        *MARY S. METZ                 except as noted
        *CARL E. REICHARDT
        *JOHN C. SAWHILL
        *GORDON R. SMITH
         (Director of Pacific Gas and
         Electric Company, only)
        *BARRY LAWSON WILLIAMS

*By /s/ Gary P. Encinas
  ----------------------------
    (Gary P. Encinas, Attorney-in-Fact)

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of and for the year ended December 31, 1999 included in the PG&E Corporation and Pacific Gas and Electric Company Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 3, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Part IV, Item 14. (a)(5) in this Form 10-K are the responsibility of the management of PG&E Corporation and of Pacific Gas and Electric Company and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Deloitte & Touche LLP

San Francisco, California
March 3, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of PG&E Corporation and Pacific Gas and Electric Company:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of December 31, 1998, and for each of the two years in the period ended December 31, 1998 included in the PG&E Corporation and Pacific Gas and Electric Company Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Condensed Financial Information of Parent for the Year Ended December 31, 1998 and the Consolidated Valuation and Qualifying Accounts for each of PG&E Corporation and Pacific Gas and Electric Company for the Years Ended December 31, 1998 and 1997, are the responsibility of the management of PG&E Corporation and of Pacific Gas and Electric Company. These schedules are for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Francisco, California
February 8, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of PG&E Corporation and Pacific Gas and Electric Company:

   We have audited the accompanying consolidated balance sheets of PG&E Corporation (a California corporation) and subsidiaries and Pacific Gas and Electric Company (a California corporation) and subsidiaries as of December 31, 1998, and the related statements of consolidated income, cash flows, and common stock equity of PG&E Corporation and subsidiaries and the related statements of consolidated income, cash flows and stockholders' equity of Pacific Gas and Electric Company and subsidiaries for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the management of PG&E Corporation and Pacific Gas and Electric Company. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of PG&E Corporation and subsidiaries, and of Pacific Gas and Electric Company and subsidiaries, as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

San Francisco, California
February 8, 1999

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                 (in millions)
   Assets:
   Cash and cash equivalents.................................... $  155  $    9
   Advances to affiliates.......................................    299     448
   Other current assets.........................................    --        2
                                                                 ------  ------
       Total current assets.....................................    454     459
   Equipment....................................................     16       8
   Accumulated depreciation.....................................     (3)     (1)
                                                                 ------  ------
   Net equipment................................................     13       7
   Investments in subsidiaries..................................  7,621   8,780
   Other investments............................................     52      41
   Deferred income taxes........................................    396     --
   Other deferred charges.......................................    --        1
                                                                 ------  ------
       Total Assets............................................. $8,536  $9,288
                                                                 ======  ======
   Liabilities and Stockholders' Equity:
   Current Liabilities
     Short-term borrowings......................................   $526  $  683
     Accounts payable - related parties.........................     76     221
     Accounts payable - trade...................................     10       9
     Accrued taxes..............................................    117     155
     Dividends payable..........................................    110     115
     Other......................................................    112      16
                                                                 ------  ------
       Total current liabilities................................    951   1,199
   Noncurrent Liabilities
     Deferred income taxes......................................    --       19
     Other......................................................      5       4
                                                                 ------  ------
       Total noncurrent liabilities.............................      5      23
   Stockholders' Equity
     Common stock...............................................  5,906   5,862
     Reinvested earnings........................................  1,674   2,204
                                                                 ------  ------
       Total stockholders' equity...............................  7,580   8,066
                                                                 ------  ------
       Total Liabilities and Stockholders' Equity............... $8,536  $9,288
                                                                 ======  ======

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998 and 1997

                                                     1999     1998      1997
                                                    -------  -------  --------
                                                      (in millions, except
                                                       per share amounts)
   Equity in earnings of subsidiaries.............  $   853  $   736  $    772
   Operating expenses.............................       (4)       1       (21)
   Loss on assets held for sale...................   (1,275)     --        --
   Interest expense...............................      (30)     (52)      (23)
   Other income...................................       16        5       --
                                                    -------  -------  --------
   Income Before Income Taxes.....................     (440)     690       728
   Less: Income taxes.............................     (447)     (83)      (17)
                                                    -------  -------  --------
   Income from continuing operations..............  $     7  $   773  $    716
   Discontinued operations........................      (98)     (52)      (29)
   Cumulative effect of a change in an accounting
    principle.....................................       12      --        --
                                                    -------  -------  --------
   Net income (loss) before intercompany
    elimination...................................  $   (79) $   721  $    716
   Elimination of intercompany (profit) loss......        6       (2)      --
                                                    -------  -------  --------
   Net income (loss)..............................  $   (73) $   719  $    716
                                                    =======  =======  ========
   Weighted Average Common Shares Outstanding.....      368      382       410
                                                    =======  =======  ========
   Earnings Per Common Share, Basic and Diluted...  $  (.20) $  1.88  $   1.75
                                                    =======  =======  ========

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                     1999     1998      1997
                                                    -------  -------  --------
                                                         (in millions)
   Cash Flows From Operating Activities
   Net income (loss)..............................  $   (73) $   721  $    716
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in earnings of subsidiaries...........     (853)    (736)     (772)
     Deferred taxes...............................     (415)      19       --
     Loss on assets held for sale.................    1,275      --        --
     Dividends received from consolidated
      subsidiaries................................      527      445       763
     Other--net...................................       77     (574)     (605)
                                                    -------  -------  --------
   Net cash provided (used) by operating
    activities....................................  $   538  $  (125) $  1,312
   Cash Flows From Investing Activities
     Capital expenditures.........................       (8)      (8)      --
     Investments in subsidiaries..................     (722)    (575)     (150)
     Return of capital by Utility (share
      repurchases)................................      926    1,600       --
     Other--net...................................      (12)     --        --
                                                    -------  -------  --------
   Net cash provided by investing activities......  $   184  $ 1,017  $   (150)
   Cash Flows From Financing Activities
     Common stock issued..........................       54       63       --
     Common stock repurchased.....................       (3)  (1,158)     (804)
     Short-term debt issued (redeemed)--net.......     (157)     683       --
     Dividends paid...............................     (465)    (470)     (367)
     Other--net...................................       (5)      (2)       10
                                                    -------  -------  --------
   Net cash used by financing activities..........  $  (576) $  (884) $ (1,161)
   Net Change in Cash and Cash Equivalents........      146        8         1
   Cash and Cash Equivalents at January 1.........        9        1       --
                                                    -------  -------  --------
   Cash and Cash Equivalents at December 31.......  $   155  $     9  $      1
                                                    =======  =======  ========

                                PG&E CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1999, 1998, and 1997

        Column A           Column B        Column C          Column D    Column E

                                           Additions
                                     ---------------------
                                                                         Balance
                          Balance at   Charged    Charged                 at End
                          Beginning    to Costs   to Other                  of
       Description        of Period  and Expenses Accounts  Deductions    Period
       -----------        ---------- ------------ --------  ----------   --------
                                             (in thousands)
Valuation and qualifying
 accounts deducted from
 assets:
1999:
  Allowance for
   uncollectible accounts
   (2)...................  $58,577     $25,243    $  (183)   $18,509(1)  $65,128
                           =======     =======    =======    =======     =======
1998:
  Allowance for
   uncollectible accounts
   (2)...................  $72,912     $10,978    $(2,893)   $22,420(1)  $58,577
                           =======     =======    =======    =======     =======
1997:
  Allowance for
   uncollectible accounts
   (2)...................  $57,904     $42,500    $   --     $27,492(1)  $72,912
                           =======     =======    =======    =======     =======

--------
(1) Deductions consist principally of write-offs, net of collections of receivables previously written off.

(2) Allowance for uncollectible accounts are deducted from "Accounts receivable--Customers, net" and "Accounts receivable--Energy Marketing."

                        PACIFIC GAS AND ELECTRIC COMPANY

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1999, 1998, and 1997

        Column A           Column B        Column C          Column D    Column E

                                           Additions
                                     ---------------------
                                                                         Balance
                          Balance at   Charged    Charged                 at End
                          Beginning    to Costs   to Other                  of
       Description        of Period  and Expenses Accounts  Deductions    Period
       -----------        ---------- ------------ --------  ----------   --------
                                             (in thousands)
Valuation and qualifying
 accounts deducted from
 assets:
1999:
  Allowance for
   uncollectible accounts
   (2)...................  $47,347     $17,011    $    44    $17,981(1)  $46,421
                           =======     =======    =======    =======     =======
1998:
  Allowance for
   uncollectible accounts
   (2)...................  $59,608     $10,007    $   152    $22,420(1)  $47,347
                           =======     =======    =======    =======     =======
1997:
  Allowance for
   uncollectible accounts
   (2)...................  $57,904     $30,718    $(1,836)   $27,178(1)  $59,608
                           =======     =======    =======    =======     =======

--------
(1) Deductions consist principally of write-offs, net of collections of receivables previously written off.

(2) Allowance for uncollectible accounts are deducted from "Accounts receivable--Customers, net."

                                 EXHIBIT INDEX

 Exhibit No. Description of Exhibit
 ----------- ----------------------
   3.1       Restated Articles of Incorporation of PG&E Corporation
             effective as of December 19, 1996 (PG&E Corporation's Form
             8-B (File No. 1-12609), Exhibit 3.1)......................

   3.2       By-Laws of PG&E Corporation amended as of February 16,
             2000......................................................

   3.3       Restated Articles of Incorporation of Pacific Gas and
             Electric Company effective as of May 6, 1998 (Pacific Gas
             and Electric Company's Form 10-Q for the quarter ended
             March 31, 1998 (File No. 1-2348), Exhibit 3.1)............

   3.4       By-Laws of Pacific Gas and Electric Company amended as of
             February 16, 2000.........................................

   4.        First and Refunding Mortgage of Pacific Gas and Electric
             Company dated December 1, 1920, and supplements thereto
             dated April 23, 1925, October 1, 1931, March 1, 1941,
             September 1, 1947, May 15, 1950, May 1, 1954, May 21,
             1958, November 1, 1964, July 1, 1965, July 1, 1969,
             January 1, 1975, June 1, 1979, August 1, 1983, and
             December 1, 1988 (Registration No. 2-1324, Exhibits B-1,
             B-2, B-3; Registration No. 2-4676, Exhibit B-22;
             Registration No. 2-7203, Exhibit B-23; Registration No. 2-
             8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B;
             Registration No. 2-14144, Exhibit 4B; Registration No. 2-
             22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B;
             Registration No. 2-35106, Exhibit 2B; Registration No. 2-
             54302, Exhibit 2C; Registration No. 2-64313, Exhibit 2C;
             Registration No. 2-86849, Exhibit 4.3; Pacific Gas and
             Electric Company's Form 8-K dated January 18, 1989 (File
             No. 1-2348), Exhibit 4.2).................................

  10.        The Gas Accord Settlement Agreement, together with
             accompanying tables, adopted by the California Public
             Utilities Commission on August 1, 1997, in Decision 97-08-
             055. (PG&E Corporation and Pacific Gas and Electric
             Company's Form 10-K for the year ended December 31, 1997
             (File No. 1-12609 and File No. 1-2348), Exhibit No.
             10.2).....................................................

  10.1       Stock Purchase Agreement By and Between PG&E National
             Energy Group, Inc. and El Paso Field Services Company,
             dated as of January 27, 2000..............................

 *10.2       PG&E Corporation Supplemental Retirement Savings Plan
             dated as of January 1, 2000...............................

 *10.3       Description of Compensation Arrangement between PG&E
             Corporation and Thomas G. Boren. (PG&E Corporation's Form
             10-Q for the quarter ended September 30, 1999 (File No. 1-
             12609), Exhibit 10.2).....................................

 *10.4       Description of Compensation Arrangement between PG&E
             Corporation and Peter Darbee. (PG&E Corporation's Form 10-
             Q for the quarter ended September 30, 1999 (File No. 1-
             12609), Exhibit 10.3).....................................

 *10.5       PG&E Corporation Deferred Compensation Plan for Non-
             Employee Directors, as amended and restated effective as
             of July 22, 1998. (PG&E Corporation's Form 10-Q for the
             quarter ended September 30, 1998 (File No. 1-12609),
             Exhibit 10.2).............................................

 *10.6       Description of Short-Term Incentive Plan for Officers of
             PG&E Corporation and its subsidiaries, effective January
             1, 1999. (PG&E Corporation's Form 10-K for the year ended
             December 31, 1998 (File No. 1-12609), Exhibit 10.6).......

 *10.7       Description of Short-Term Incentive Plan for Officers of
             PG&E Corporation and its subsidiaries, effective January
             1, 2000...................................................


 Exhibit No. Description of Exhibit
 ----------- ----------------------
 *10.8       Supplemental Executive Retirement Plan of the Pacific Gas
             and Electric Company, effective January 1, 1998 (PG&E
             Corporation's Form 10-K for the year ended December 31,
             1998 (File No. 1-12609), Exhibit 10.7)....................

 *10.9       Pacific Gas and Electric Company Relocation Assistance
             Program for Officers (Pacific Gas and Electric Company's
             Form 10-K for fiscal year 1989 (File No. 1-2348),
             Exhibit 10.16)............................................

 *10.10      Postretirement Life Insurance Plan of the Pacific Gas and
             Electric Company (Pacific Gas and Electric Company's Form
             10-K for fiscal year 1991 (File No. 1-2348),
             Exhibit 10.16)............................................

 *10.11      PG&E Corporation Retirement Plan for Non-Employee
             Directors, as amended and terminated January 1, 1998.
             (PG&E Corporation Form 10-K for the year ended December
             31, 1997, (File No. 1-12609), Exhibit No. 10.13)..........

 *10.12      PG&E Corporation Long-Term Incentive Program, as amended
             February 16, 2000, including the PG&E Corporation Stock
             Option Plan, Performance Unit Plan, and Non-Employee
             Director Stock Incentive Plan.............................

 *10.13      PG&E Corporation Executive Stock Ownership Program,
             amended as of February 16, 2000...........................

 *10.14      PG&E Corporation Officer Severance Policy, amended as of
             July 21, 1999. (PG&E Corporation's Form 10-Q for the
             quarter ended September 30, 1999 (File No. 1-12609),
             Exhibit 10.1).............................................

 *10.15      PG&E Corporation Director Grantor Trust Agreement dated
             April 1, 1998 (PG&E Corporation's Form 10-Q for the
             quarter ended March 31, 1998 (File No. 1-12609), Exhibit
             10.1).....................................................

 *10.16      PG&E Corporation Officer Grantor Trust Agreement dated
             April 1, 1998 (PG&E Corporation's Form 10-Q for the
             quarter ended March 31, 1998 (File No. 1-12609), Exhibit
             10.2).....................................................

  11.        Computation of Earnings Per Common Share..................

  12.1       Computation of Ratios of Earnings to Fixed Charges for
             Pacific Gas and Electric Company..........................

  12.2       Computation of Ratios of Earnings to Combined Fixed
             Charges and Preferred Stock Dividends for Pacific Gas and
             Electric Company..........................................

  13.        1999 Annual Report to Shareholders of PG&E Corporation and
             Pacific Gas and Electric Company--portions of the 1999
             Annual Report to Shareholders under the headings "Selected
             Financial Data," "Management's Discussion and Analysis,"
             "Report of Independent Public Accountants,"
             "Responsibility for Consolidated Financial Statements,"
             financial statements of PG&E Corporation entitled
             "Statement of Consolidated Income," "Consolidated Balance
             Sheet," "Statement of Consolidated Cash Flows," "Statement
             of Consolidated Common Stock Equity," financial statements of Pacific Gas and Electric Company entitled "Statement of
             Consolidated Income," "Consolidated Balance Sheet,"
             "Statement of Consolidated Cash Flows," "Statement of
             Consolidated Stockholders' Equity," "Notes to Consolidated
             Financial Statements" and "Quarterly Consolidated
             Financial Data (Unaudited)" are included only. (Except for those portions that are expressly incorporated herein by
             reference, such 1999 Annual Report to Shareholders is
             furnished for the information of the Commission and is not deemed to be "filed" herein.).............................

 Exhibit No. Description of Exhibit
 ----------- ----------------------
  18.        Letter re change in Accounting Principles....................

  21.        Subsidiaries of the Registrant...............................

  23.1       Consent of Deloitte & Touche LLP.............................

  23.2       Consent of Arthur Andersen LLP...............................

  24.1       Resolutions of the Boards of Directors of PG&E Corporation
             and Pacific Gas and Electric Company authorizing the
             execution of the Form 10-K...................................

  24.2       Powers of Attorney...........................................

  27.1       Financial Data Schedule for the year ended December 31, 1999, for PG&E Corporation.........................................

  27.2       Financial Data Schedule for the year ended December 31, 1999, for Pacific Gas and Electric Company.........................

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