Form 10-Q
period 2000-09-30
PACIFIC GAS & ELECTRIC CO
filed 2000-11-01
CIK 75488

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

Pacific Gas and Electric Company       PG&E Corporation
77 Beale Street                        One Market, Spear Tower
P.O. Box 770000                        Suite 2400
San Francisco, California 94177        San Francisco, California 94105
----------------------------------------------------------------------
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
          Yes     X                     No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding October 26, 2000:
PG&E Corporation 				   387,095,350 shares
Pacific Gas and Electric Company	   Wholly owned by PG&E Corporation


PG&E CORPORATION
                                 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                             TABLE OF CONTENTS

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         PG&E CORPORATION
            CONDENSED CONSOLIDATED INCOME STATEMENT.................1
            CONDENSED CONSOLIDATED BALANCE SHEET....................3
            STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS .........5
         PACIFIC GAS AND ELECTRIC COMPANY
            CONDENSED CONSOLIDATED INCOME STATEMENT.................6
            CONDENSED CONDSOLIDATED BALANCE SHEET...................7
            STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS..........9
         NOTE 1:  GENERAL..........................................10
         NOTE 2:  THE CALIFORNIA ELECTRIC INDUSTRY.................11
         NOTE 3:  RISK MANAGEMENT AND FINANCIAL INSTRUMENTS........21
         NOTE 4:  UTILITY OBLIGATED MANDATORILY REDEEMABLE
                  PREFERRED SECURITIES OF TRUST HOLDING
                  SOLELY UTILITY SUBORDINATED EBENTURES............23
         NOTE 5:  DIVESTITURES.....................................24
         NOTE 6:  COMMITMENTS AND CONTINGENCIES....................25
         NOTE 7:  SEGMENT INFORMATION..............................29

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ....................32
         THE CALIFORNIA ELECTRIC INDUSTRY..........................34
         PG&E NATIONAL ENERGY GROUP................................44
         REGULATORY MATTERS........................................46
         RESULTS OF OPERATIONS.....................................49
         LIQUIDITY AND FINANCIAL RESOURCES.........................55
         ENVIRONMENTAL MATTERS.....................................59
         RISK MANAGEMENT ACTIVITIES................................59
         LEGAL MATTERS.............................................60
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES..................60
         ABOUT MARKET RISK

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................61
ITEM 5.  OTHER INFORMATION.........................................61
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................61
SIGNATURE..........................................................63




PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

PG&E CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)
                                                    Three months ended         Nine months ended
                                                       September 30,             September 30,
                                                     2000      1999 (1)        2000      1999 (1)
                                                  --------    --------      --------    --------
Operating revenues
Utility                                           $  2,523     $ 2,587      $  7,037    $  6,905
Energy commodities and services                      4,981       3,630        11,113       9,120
                                                  --------    --------      --------    --------
Total operating revenues                             7,504       6,217        18,150      16,025

Operating expenses
Cost of energy for utility                           2,234         864         4,187       2,183
Deferred electric procurement costs                 (2,176)          -        (2,789)          -
Cost of energy commodities and services              4,618       3,394        10,137       8,415
Operating and maintenance                              960         765         2,420       2,294
Depreciation, amortization and decommissioning       1,239         678         2,268       1,676
                                                  --------    --------      --------    --------
Total operating expenses                             6,875       5,701        16,223      14,568
                                                  --------    --------      --------    --------
Operating income                                       629         516         1,927       1,457
Interest expense, net                                  191         190           556         583
Other income, net                                       45          20            72          81
                                                  --------    --------      --------    --------
Income before income taxes                             483         346         1,443         955
Income taxes                                           239         149           671         395
                                                  --------    --------      --------    --------
Income from continuing operations                      244         197           772         560

Discontinued operations
Loss from operations of PG&E Energy Services
  (net of applicable income taxes of
   $9 million and $26 million, respectively)             -         (12)            -         (34)
Loss on disposal of PG&E Energy Services
  (net of applicable incomes taxes of
   $13 million)                                        (19)          -           (19)          -
                                                  --------    --------      --------    --------
Income before cumulative effect of change              225         185           753         526
  in accounting principle
Cumulative effect of change in accounting
  principle (net of applicable income taxes
  of $8 million)                                         -           -             -          12
                                                  --------    --------      --------    --------
Net income                                        $    225    $    185      $    753    $    538
                                                  ========    ========      ========    ========
Weighted Average Common Shares Outstanding             362         367           361         369

Earnings per common share, basic
  Income from continuing operations               $    .67    $    .53      $   2.14    $   1.52
  Discontinued operations                             (.05)       (.03)         (.05)       (.09)
  Cumulative effect of accounting change                 -           -             -         .03
                                                  --------    --------      --------    --------
                                                  $    .62    $    .50      $   2.09    $   1.46
                                                  ========    ========      ========    ========
Earnings per common share, diluted
  Income from continuing operations               $    .67    $    .53      $   2.12    $   1.51
  Discontinued operations                             (.05)       (.03)         (.05)       (.09)
  Cumulative effect of accounting change                 -           -             -         .03
                                                  --------    --------      --------    --------
                                                  $    .62    $    .50      $   2.07    $   1.45
                                                  ========    ========      ========    ========

Dividends declared per common share               $    .30    $    .30      $    .90    $    .90

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

 (1) Amounts have been restated to reflect the change in accounting for major maintenance and overhauls at the PG&E National Energy Group (see Note 1 of the Notes to the Condensed
Consolidated Financial Statements), and reclassification of PG&E Energy Services operating results to discontinued operations.  The accounting change resulted in a cumulative effect being recorded as of January 1, 1999, of $12 million ($0.03 per share), net of income taxes of $8 million. Operating income previously reported for the third quarter of 1999 was $492 million.
Net income previously reported for the third quarter of 1999 was $183 million ($0.50 per share).
</TABLE


PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                 -----------------------------
                                                                 September 30,     December 31,
                                                                     2000             1999
                                                                 ------------      -----------
ASSETS
Current assets
Cash and cash equivalents                                            $    304         $    281
Short-term investments                                                    819              187
Accounts receivable
   Customers, net                                                       1,641            1,486
   Energy marketing                                                     1,187              532
Price risk management                                                     776              607
Inventories and prepayments                                               987              598
Deferred income taxes                                                       -              133
                                                                     --------          -------
Total current assets                                                    5,714            3,824
Property, plant, and equipment
Utility                                                                23,201           23,001
Non-utility
   Electric generation                                                  1,976            1,905
   Gas transmission                                                     2,522            2,541
Construction work in progress                                             686              436
Other                                                                     151              184
                                                                     --------          -------
Total property, plant, and equipment (at original cost)                28,536           28,067
Accumulated depreciation and decommissioning                          (11,485)         (11,291)
                                                                     --------         --------
Property, plant, and equipment, net                                    17,051           16,776

Other noncurrent assets
Regulatory assets                                                       6,726            4,957
Nuclear decommissioning funds                                           1,385            1,264
Other                                                                   3,015            2,894
                                                                     --------         --------
Total noncurrent assets                                                11,126            9,115
                                                                     --------         --------
TOTAL ASSETS                                                         $ 33,891         $ 29,715
                                                                     ========         ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
</TABLE



PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                   ---------------------------
                                                                   September 30,    December 31,
                                                                       2000            1999
                                                                   ------------     -----------
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings                                                 $  2,369        $  1,499
Current portion of long-term debt                                          616             592
Current portion of rate reduction bonds                                    290             290
Accounts payable
   Trade creditors                                                       2,002             708
   Other                                                                   315             559
   Regulatory balancing accounts                                            24             384
   Energy marketing                                                      1,234             480
Accrued taxes                                                                -             211
Price risk management                                                      646             575
Other                                                                    1,182           1,033
                                                                      --------        --------
Total current liabilities                                                8,678           6,331

Noncurrent liabilities
Long-term debt                                                           6,512           6,673
Rate reduction bonds                                                     1,817           2,031
Deferred income taxes                                                    3,628           3,147
Deferred tax credits                                                       162             231
Other                                                                    4,920           3,636
                                                                      --------        --------
Total noncurrent liabilities                                            17,039          15,718

Preferred stock of subsidiaries                                            480             480
Utility obligated mandatorily redeemable preferred securities of
   trust holding solely utility subordinated debentures                    300             300
Common stockholders' equity
   Common stock, no par value, authorized 800,000,000 shares,
      issued, 386,703,729 and 384,406,113 shares, respectively           5,958           5,906
   Common stock held by subsidiary, at cost, 23,815,500 shares            (690)           (690)
   Reinvested earnings                                                   2,126           1,670
                                                                      --------        --------
Total common stockholders' equity                                        7,394           6,886
Commitments and contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 33,891        $ 29,715
                                                                      ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS (in millions)

                                                                    For the nine months ended
                                                                         September 30,
                                                                     2000              1999
                                                                  ----------        ----------
Cash flows from operating activities
Net income                                                          $    753          $    538
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Loss on disposal of businesses                                         19                 -
   Depreciation, amortization and decommissioning                      2,268             1,684
   Deferred electric procurement costs                                (2,789)                -
   Deferred income taxes and tax credits-net                             545              (652)
   Other deferred charges and noncurrent liabilities                     861              (729)
   Cumulative effect of change in accounting principle                     -               (12)
      Changes in operating assets and liabilities,net of effect
        of discontinued operations:
        Short-term investments                                          (632)               18
        Accounts receivable - trade                                     (810)             (225)
        Regulatory balancing accounts payable                           (360)              855
        Inventories and prepayments                                     (194)               36
        Price risk management assets and liabilities, net                (98)               22
        Accounts payable - trade                                       1,294              (224)
        Accrued taxes                                                   (211)              309
        Other working capital                                            536                64
        Other-net                                                         28               339
                                                                   ---------         ---------
Net cash provided by operating activities                              1,210             2,023
                                                                   ---------         ---------

Cash flows from investing activities
Capital expenditures                                                  (1,220)           (1,058)
Net proceeds from sales of businesses                                    103             1,014
Other-net                                                               (316)              108
                                                                   ---------         ---------
Net cash provided by investing activities                             (1,433)               64
                                                                   ---------         ---------

Cash flows from financing activities
Net borrowings (repayments) under credit facilities                      894              (682)
Long-term debt matured, redeemed, or repurchased                        (432)             (611)
Long-term debt issued                                                     57                 -
Common stock issued                                                       52                44
Common stock repurchased                                                   -              (534)
Dividends paid                                                          (325)             (335)
Other-net                                                                  -                14
                                                                   ---------         ---------
Net cash provided by financing activities                                246            (2,104)
                                                                   ---------         ---------
Net change in cash and cash equivalents                                   23               (17)
Cash and cash equivalents at January 1                                   281               286
                                                                   ---------         ---------
Cash and cash equivalents at September 30                           $    304         $     269
                                                                   =========         =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                          $   471         $     518
      Income taxes (net of refunds)                                  $    23         $     589

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
</TABLE


PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (in millions)

                                                    Three months ended         Nine months ended
                                                       September 30,              September 30,
                                                     2000        1999          2000        1999
                                                   --------    --------      --------    --------
Operating revenues
Electric utility                                  $  1,999    $  2,189      $  5,401    $  5,550
Gas utility                                            524         398         1,636       1,355
                                                  --------    --------      --------    --------
Total operating revenues                             2,523       2,587         7,037       6,905

Operating expenses
Cost of electric energy                              2,056         746         3,544       1,681
Deferred electric procurement costs                 (2,176)          -        (2,789)          -
Cost of gas                                            178         118           643         502
Operating and maintenance,                             730         615         1,824       1,849
Depreciation, amortization, and decommissioning      1,202         622         2,160       1,513
                                                  --------    --------      --------    --------
Total operating expenses                             1,990       2,101         5,382       5,545
                                                  --------    --------      --------    --------
Operating income                                       533         486         1,655       1,360
Interest expense, net                                  150         148           435         450
Other income, net                                       30           8            47          30
                                                  --------    --------      --------    --------
Income before income taxes                             413         346         1,267         940
Income taxes                                           196         161           594         424
                                                  --------    --------      --------    --------
Net income                                             217         185           673         516

Preferred dividend requirement                           6           6            18          18
                                                  --------    --------      --------    --------

Income available for common stock                 $    211    $    179      $    655    $    498
                                                  ========    ========      ========    ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
</TABLE


PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)

                                                                           Balance at
                                                                   ---------------------------
                                                                   September 30,   December 31,
                                                                       2000             1999
                                                                   ------------     -----------
ASSETS
Current assets
Cash and cash equivalents                                            $     68         $     80
Short-term investments                                                    242               21
Accounts receivable, net                                                1,327            1,210
Inventories                                                               283              294
Prepayments                                                                56               34
Income tax receivable                                                     295                -
Deferred income taxes                                                       -              119
                                                                    ---------        ---------
Total current assets                                                    2,271            1,758

Property, plant, and equipment
Electric                                                               15,718           15,762
Gas                                                                     7,483            7,239
Construction work in progress                                             228              214
                                                                    ---------        ---------
Total property, plant, and equipment (at original cost)                23,429           23,215
Accumulated depreciation and decommissioning                          (10,616)         (10,497)
                                                                    ---------        ---------
Property, plant, and equipment, net                                    12,813           12,718

Other noncurrent assets
Regulatory assets                                                       6,650            4,895
Nuclear decommissioning funds                                           1,385            1,264
Other                                                                   1,064              835
                                                                     --------         --------
Total noncurrent assets                                                 9,099            6,994
                                                                     --------         --------
TOTAL ASSETS                                                         $ 24,183         $ 21,470
                                                                     ========         ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.



PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                   ---------------------------
                                                                   September 30,   December 31,
                                                                       2000             1999
                                                                   ------------     -----------

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings                                                $     917        $    449
Current portion of long-term debt                                          399             465
Current portion of rate reduction bonds                                    290             290
Accounts payable
   Trade creditors                                                       1,859             577
   Related parties                                                          27             216
   Regulatory balancing accounts                                            24             384
   Other                                                                   347             333
Accrued taxes                                                                -             118
Deferred income taxes                                                       10               -
Other                                                                      644             529
                                                                      --------         -------
Total current liabilities                                                4,517           3,361

Noncurrent liabilities
Long-term debt                                                           4,866           4,877
Rate reduction bonds                                                     1,817           2,031
Deferred income taxes                                                    2,991           2,510
Deferred tax credits                                                       161             231
Other                                                                    3,606           2,252
                                                                       -------         -------
Total noncurrent liabilities                                            13,441          11,901

Preferred stock with mandatory redemption provisions
   6.30% and 6.57%, outstanding 5,500,000 shares, due 2002-2009            137             137
Company obligated mandatorily redeemable preferred securities of trust holding solely utility subordinated debentures
   7.90%, 12,000,000 shares due 2025                                       300             300
Stockholders' equity
Preferred stock without mandatory redemption provisions
     Nonredeemable - 5% to 6%, outstanding 5,784,825 shares                145             145
     Redeemable - 4.36% to 7.04%, outstanding 5,973,456 shares             142             149
Common stock, $5 par value, authorized 800,000,000 shares,
   issued 321,314,760 shares                                             1,606           1,606
Common stock held by subsidiary, at cost, 19,481,213 and 7,627,765
     shares, respectively                                                 (475)           (200)
Additional paid in capital                                               1,971           1,964
Reinvested earnings                                                      2,399           2,107
                                                                      --------        --------
Total stockholders' equity                                               5,788           5,771
Commitments and contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              24,183        $ 21,470
                                                                      ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS (in millions)

                                                                     For the nine months ended
                                                                           September 30,
                                                                      2000              1999
                                                                   -----------       -----------
Cash flows from operating activities
Net income                                                           $    673          $    516
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization, and decommissioning                   2,160             1,513
      Deferred electric procurement costs                              (2,789)                -
      Deferred income taxes and tax credits-net                           540              (799)
      Other deferred charges and noncurrent liabilities                   640              (496)
      Net effect of changes in operating assets and liabilities:
      Short-term investments                                             (221)               (3)
      Accounts receivable                                                (117)              128
      Regulatory balancing accounts payable                              (360)              855
      Inventories and prepayments                                        (306)               12
      Accounts payable - trade                                          1,093              (100)
      Accrued taxes                                                      (118)              231
      Other working capital                                               122               (10)
   Other-net                                                              (20)               76
                                                                    ---------         ---------
Net cash provided by operating activities                               1,297             1,923
                                                                    ---------         ---------

Cash flows from investing activities
Capital expenditures                                                     (874)             (848)
Proceeds from sale of assets                                                -             1,014
Other-net                                                                  38                21
                                                                    ---------         ---------
Net cash used by investing activities                                    (836)              187
                                                                    ---------         ---------

Cash flows from financing activities
Net borrowings (repayments) under credit facilities                       468              (591)
Long-term debt matured, redeemed, or repurchased                         (291)             (474)
Common stock repurchased                                                 (275)             (725)
Dividends paid                                                           (375)             (309)
                                                                    ---------         ---------
Net cash used by financing activities                                    (473)           (2,099)
                                                                    ---------         ---------
Net change in cash and cash equivalents                                   (12)               11
Cash and cash equivalents at January 1                                     80                73
                                                                    ---------         ---------
Cash and cash equivalents at September 30                            $     68          $     84
                                                                     ========          ========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                          $    295          $    363
      Income taxes (net of refunds)                                  $      -          $    852

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
</TABLE


PG&E CORPORATION AND PACIFIC GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Basis of Presentation
---------------------
  This Quarterly Report on Form 10-Q is a combined report of PG&E Corporation and Pacific Gas and Electric Company (the Utility), a regulated subsidiary of PG&E Corporation. The Notes to Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility. PG&E Corporation's condensed consolidated financial statements include the accounts of PG&E Corporation and its wholly owned and controlled subsidiaries, including the Utility (collectively, the Corporation). The Utility's condensed consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries.

  The Utility's financial position and results of operations are the principal factors affecting the Corporation's consolidated financial position and results of operations. This quarterly report should be read in conjunction with the Corporation's and the Utility's Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements incorporated by reference in their combined 1999 Annual Report on Form 10-K, and the Corporation's and the Utility's other reports filed with the Securities and Exchange Commission since their 1999 Form 10-K was filed.

  PG&E Corporation and the Utility believe that the accompanying condensed consolidated statements reflect all adjustments that are necessary to present a fair statement of the condensed consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

  Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

  Effective January 1, 1999, PG&E Corporation changed its method of accounting for major maintenance and overhauls at PG&E National Energy Group.
Beginning January 1, 1999, the costs of major maintenance and overhauls, principally at PG&E Generating Company (PG&E Gen), have been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in PG&E Corporation recording income of $12 million net of income tax of $8 million, reflecting the cumulative effect of the change in accounting principle. The Utility consistently has accounted for major maintenance and overhauls as incurred.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

  PG&E Corporation expects to adopt Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 138, effective January 1, 2001. The Statement will require that the Company recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Corporation currently is evaluating what the effect of SFAS No. 133 will be on the earnings and financial position of PG&E Corporation. However, the mark-to-market method of accounting is already applied for commodity non-hedging and risk management activities.


NOTE 2: THE CALIFORNIA ELECTRIC INDUSTRY


  In 1998, California became one of the first states in the country to implement electric industry restructuring and establish a market framework for electric generation. Today, most Californians may continue to purchase their electricity from investor-owned utilities such as Pacific Gas and Electric Company, or they may choose to purchase electricity from alternative generation providers (such as independent power generators and retail electricity suppliers such as marketers, brokers, and aggregators). For those customers who have not chosen an alternative generation provider, investor-owned utilities, such as the Utility, continue to be the generation providers. Investor-owned utilities continue to provide distribution services to substantially all customers within their service territories, including customers who choose an alternative generation provider.

  An Independent System Operator (ISO) and a Power Exchange (PX) operate in California. The PX provides a process to establish market-clearing prices for electricity in the markets operated by the PX. The ISO schedules delivery of electricity for all market participants and operates the real-time and ancillary services markets for electricity. (Ancillary services are needed to maintain the reliability of the electric grid.) The Utility continues to own and maintain its transmission system, but the ISO controls the operation of the system. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. On August 3, 2000, the California Public Utilities Commission (CPUC) authorized the Utility to purchase energy and ancillary services and capacity products for retail customers in wholesale markets outside the PX and to set up memorandum accounts to track related costs. Such transactions are confined to previous limits established for forward market purchases and must expire before December 31, 2005.


Competitive Market Framework
----------------------------
  Beginning in June 2000, the Utility has experienced unanticipated and massive increases (above the generation-related costs component embedded in frozen rates) in the wholesale costs of the electric energy that is purchased from the PX on behalf of its retail customers. The average price that the PX charged the Utility for electric power in the months of June, July, August, and September 2000, was approximately 16.3 cents per kilowatt-hour (kWh), 11.0 cents per kWh, 18.7 cents per kWh and 14.0 cents per kWh, respectively, compared to 3.0, 3.9, 4.1 and 4.0 cents per kWh for the same months in 1999. The generation-related cost component that is embedded in frozen rates and available for payment of wholesale electric power costs during those same periods was approximately 5.4 cents per kWh. The forward curve for power prices in the California market suggests that these costs may remain well above the embedded cost component of frozen rates through the end of this year and beyond next summer unless significant changes occur in the wholesale power market.

  As a result, the Utility has incurred and continues to incur expenses representing the excess of power purchase costs above the generation component embedded in frozen rates. Such expenses are deferred to a regulatory balancing account called the Transition Revenue Account (TRA). The TRA balance as of September 30, 2000 was approximately $2.9 billion. The TRA balance does not reflect the Utility's revenues from (1) sales of energy from retained generation facilities to the PX in excess of authorized costs or (2) the amount by which the PX prices exceed the purchase price contained in the Utility's long-term contracts to purchase energy from Qualifying Facilities
(QF) and other power providers. Approximately half of the Utility's suppliers under QF contracts have elected to receive PX based prices for energy in addition to contractual capacity payments. The Utility expects that most remaining QF generators will elect to receive PX prices for their energy payments by summer 2001. The Utility pays these suppliers directly, rather than through the PX, but receives billing credits for energy delivered to the PX from QFs.

  A prior CPUC decision would prohibit the Utility from collecting after the transition period certain electric costs incurred during the transition period but not recovered from frozen rates during that period, including TRA under-collections. The CPUC decision also would prohibit offsetting these specific under-collected balances against over-collected transition costs. The Utility is seeking judicial review by the California Supreme Court. The Utility's petition is pending.


  On October 4, 2000, the Utility and Southern California Edison Company filed separate emergency petitions with the CPUC to rescind and modify as necessary prior decisions prohibiting utilities from carrying over costs incurred during the rate freeze to the post-rate freeze period. The utilities noted that many parties have acknowledged that the wholesale electric power market is not workably competitive and that the significant increases in prices were not considered in the CPUC's original rulings. On October 17, 2000, the administrative law judge (ALJ) and the CPUC commissioner assigned to review the emergency petitions issued a joint ruling indicating that they would reconsider the accounting mechanisms established in prior CPUC decisions and adopt a schedule that permits a decision by the end of the year.

  In response to the above ruling, the Utility filed its proposals requesting that the CPUC modify its prior decisions to authorize the utilities to transfer any unrecovered balance in the TRA as of the end of the rate freeze into a new balancing account, and authorize recovery of the balance in that new account over a period not to exceed four years, subject to a rate stabilization plan to be addressed in a second phase of the proceeding. The Utility asked the CPUC to adopt an expedited procedural schedule in a second phase that would, not later than March 31, 2001, resolve the following issues:
(1) implementation of when and how the rate freeze is to be ended; (2) adoption of post rate freeze tariffs and rates; (3) approval of the rate stabilization plan; and (4) adoption of the retail rate components for recovery of the new balancing account. The Utility indicated that it will submit its detailed proposals on the rate stabilization plan and tariffs by November 15, 2000.

  At the prehearing conference held on October 27, 2000, the ALJ indicated that the scope of the proceeding was solely to consider accounting mechanisms to reduce the TRA under-collections and that the Utility's proposals for interim relief were broader than contemplated in the October 17th ruling, were not consistent with the CPUC's prior decisions precluding carryover of under-collected TRA costs, and would not be considered in the proceeding before the end of the year. However, the ALJ indicated that the CPUC would consider proposals made by The Utility Reform Network (TURN), a consumer group, to transfer TRA under-collections to the Transition Cost Balancing Account (TCBA) discussed below. TURN's proposals would treat under-collected electric procurement costs for accounting purposes as if such costs were unrecovered transition costs, the likely effect of which would be to delay the completion of transition cost recovery by the Utility as well as delay the end of the rate freeze. If TURN's proposal were adopted, the Utility would have to write-off any unrecovered transition costs remaining in the TCBA if such costs were not probable of recovery. The ALJ ordered the parties to respond to the utilities' emergency petitions and to TURN's proposal by November 9, 2000.

  The Utility reviews on an ongoing basis the facts and circumstances relating to the TRA under-collections. The Utility currently believes recovery of the TRA under-collections is probable. TRA under-collections are recorded as a regulatory asset on the balance sheet rather than being charged to earnings because it is probable that these under-collections will be recovered through the ratemaking process. However, ultimate recovery is dependent upon the favorable outcome of the regulatory actions described above, as well as upon other factors such as future market prices of electricity and future fuel prices that, in part, are influenced by sales level, and economic conditions, about which there can be no certainty. If regulatory or judicial relief is not forthcoming, and if the Utility determines that its uncollected wholesale power purchase costs are not probable of recovery, then the Utility would be required to write off the unrecoverable portion as a charge against earnings. In addition, the Utility would be unable to continue deferring these costs incurred during the transition period and such expenses would reduce the Utility's future earnings accordingly. With respect to wholesale power purchase costs incurred after the end of the transition period and prior to any adjustment in rates, the Utility may be able to defer these costs if it determines that they are probable of recovery.

  The Utility is actively exploring ways to reduce its exposure to the higher power purchase costs and its corresponding TRA balance, including working with interested parties to address power market dysfunction before appropriate regulatory bodies and hedging a portion of its open procurement position against higher purchase power costs through forward purchases. The CPUC only recently authorized the Utility to enter into bilateral power purchase contracts. In October 2000, the Utility entered into bilateral power purchase contracts with several suppliers.

  On October 16, 2000, the Utility joined with Southern California Edison and TURN in filing a petition with the Federal Energy Regulatory Commission (FERC) requesting that the FERC (1) immediately find the California wholesale electricity market to be not workably competitive and the resulting prices to be unjust and unreasonable; (2) immediately impose a cap on the price for energy and ancillary services; and (3) institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions, and responsibility for refunds. However, the reduced price cap requested, even if approved, would still be above the approximate 5.4 cents per kWh embedded in frozen rates for the payment of the Utility's wholesale power purchase costs. Also, on October 20, 2000, the ISO filed a market stabilization plan with the FERC requesting the FERC to impose a price cap of $100 per megawatt-hour (Mwh) (10 cents per kWh) for generators who do not enter into contracts to supply 70 percent of their supply to serve California customers. There are certain other exemptions to the $100 price cap. The existing $250 price cap per Mwh hour (25 cents per kWh) would apply to generators who are exempt from the $100 per Mwh hour price cap. The ISO also has recommended that buyers (utilities) be required to contract for 85 percent of their customer requirements for power in advance of when the power is needed. Further, the ISO has adopted additional load based price caps for the real-time and ancillary service markets which would range between $65 and $250 per Mwh. These price caps would begin as soon as November 3, 2000, and remain in place until real-time and ancillary service markets have demonstrated that they are workably competitive under a variety of load conditions.

  A Joint Resolution of the California legislature called on the CPUC to initiate an investigation to review the impact of the current electricity crisis on consumers and California investor-owned utilities with emphasis on the options for correcting the electricity market, methods to eliminate price volatility for consumers, and importantly, methods for cost recovery and cost allocation. In response, the CPUC issued an order on September 7, 2000 expanding an existing investigation into the wholesale electric market and the associated impact on electric rates to include the issues identified by the legislature.

  For the three and nine months ended September 30, 2000 and 1999, the cost of electric energy for the Utility, reflected on the Condensed Consolidated Income Statement, is comprised of the cost of fuel for electric generation and QF purchases, the cost of PX purchases, and ancillary services charged by the ISO, net of sales to the PX, as follows:




                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                    2000        1999          2000        1999
                                                  --------    --------      --------    --------


(in millions)
Cost of fuel for electric generation and
   QF purchases                                  $    592    $    409      $  1,203    $  1,178
Cost of purchases from the PX and ISO               2,132         554         3,492       1,101
Proceeds from sales to the PX                        (668)       (217)       (1,151)       (598)
                                                 --------    --------      --------    --------
Total Utility cost of electric energy            $  2,056    $    746      $  3,544    $  1,681
                                                 ========    ========      ========    ========


Transition Period, Rate Freeze, and Rate Reduction
--------------------------------------------------
  California's electric industry restructuring established a transition period during which electric rates remain frozen at 1996 levels (with the exception that, on January 1, 1998, rates for small commercial and residential customers were reduced by 10 percent and remain frozen at this reduced level) and investor-owned utilities may recover their transition costs. Transition costs are generation-related costs that prove to be uneconomic under the new industry structure. The transition period ends the earlier of December 31, 2001, or when the particular utility has recovered its eligible transition costs.

  To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion (the expected revenue reduction from the rate decrease) of its transition costs with the proceeds from the rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. During the rate freeze, the rate reduction bond debt service will not increase the Utility customers' electric rates. If the transition period ends before December 31, 2001, the Utility may be obligated to return a portion of the economic benefits of the transaction to customers. The timing of any such return and the exact amount of such portion, if any, have not yet been determined.

  Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, rate reduction bond debt service, and the cost of procuring electricity for the Utility's retail customers. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competition transition charge (CTC), which recovers the transition costs. These CTC revenues are being recovered from all Utility distribution customers and are subject to seasonal fluctuations in the Utility's sales volumes, fluctuating PX energy prices, and certain other factors. The CTC is collected regardless of the customer's choice of electricity supplier (i.e., the CTC is non-bypassable).


Transition Cost Recovery
------------------------
  Although most transition costs must be recovered during the transition period, certain transition costs can be recovered after the transition period. Except for the transition costs discussed below, at the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues.

  Transition costs consist of (1) above-market sunk costs (costs associated with utility generating facilities that are fixed and unavoidable and that were included in customers' rates on December 20, 1995) and future sunk costs, such as costs related to plant removal, (2) costs associated with long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods, to be included in rates in subsequent periods.)

  Above-market sunk costs result when the book value of a facility exceeds its market value. Conversely, below-market sunk costs result when the market value of a facility exceeds its book value. The total amount of generation facility costs to be included as transition costs is based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. Revenues generated from the Utility's sales to the PX and ISO that exceed authorized costs are also used to offset transition costs.

  For nuclear transition costs, revenues provided for transition cost recovery are based on the accelerated recovery of the investment in Diablo Canyon Nuclear Power Plant (Diablo Canyon) over a five-year period ending December 31, 2001.

  Costs associated with the Utility's long-term contracts to purchase electric power are included as transition costs. Regulation required the Utility to enter into long-term agreements with non-utility generators to purchase electric power at fixed prices. Prices fixed under these contracts have generally been above prices for power in wholesale markets. Over the remaining life of these contracts, the Utility estimates that it will purchase 299 million MWh of electric power. The contracts expire at various dates through 2028. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. To the extent that the contracted prices are below the market price, the Utility is using the savings to offset other transition costs during the transition period.

  The total costs under long-term contracts are based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. For the nine months ended September 30, 2000 and 1999, the average price paid under the Utility's long-term contracts for electricity was 7.8 cents and 6.4 cents per kWh, respectively.

  At September 30, 2000, and December 31, 1999, the Utility's net generation-related regulatory assets (excluding the TRA) totaled $2.6 billion and $4.0 billion, respectively. Included in the generation-related regulatory assets at September 30, 2000, is $2.1 billion associated with the valuation of the Utility's hydroelectric generation facilities (discussed below), a regulatory asset related to the rate reduction bonds of approximately $1.1 billion, and a credit balance of $0.6 billion in balancing account called the Transition Cost Balancing Account (TCBA) which tracks the amount of transition costs that must be recovered. These generation-related regulatory assets decreased by $1.4 billion for the nine months ended September 30, 2000, and decreased $955 million for the nine months ended September 30, 1999.

  Certain transition costs can be recovered through a non-bypassable charge to distribution customers after the transition period. These costs include
(1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, (3) up to $95 million of transition costs to the extent that the recovery of such costs during the transition period was displaced by the recovery of electric industry restructuring implementation costs, and (4) transition costs financed by the rate reduction bonds. Transition costs financed by the issuance of rate reduction bonds will be recovered over the term of the bonds. In addition, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission the nuclear facility. During the rate freeze, the charge for these costs will not increase Utility customers' electric rates. Excluding these exceptions, the Utility will write off any transition costs not recovered during the transition period.

  The Utility has been amortizing its transition costs, including most generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. During the transition period, a reduced rate of return on common equity of 6.77 percent applies to all generation assets, including those generation assets reclassified to regulatory assets. Beginning January 1, 1998, the Utility started collecting these eligible transition costs through the non-bypassable CTC, market valuation of generation assets in excess of book value, and energy sales from the Utility's electric generation facilities prior to market valuation. Further, transition costs are reduced by the amount that contract prices to purchase power from QFs and other providers are lower than the PX price.

  During the transition period, the CPUC reviews the Utility's compliance with accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. In February 2000, the CPUC approved substantially all non-nuclear transition costs that were amortized during the first six months of 1998. The CPUC currently is reviewing non-nuclear transition costs amortized from July 1, 1998, to June 30, 1999.

  Under the electric industry restructuring law, when the Utility has recovered all of its transition costs the conditions for terminating the rate freeze and ending the transition period will have been satisfied. On August 9, 2000, a settlement agreement was filed by the Utility and others with the CPUC regarding the valuation and disposition of the Utility's hydroelectric assets, specifying that the value of those assets for purpose of transition cost calculation is $2.8 billion.

  At August 31, 2000, consistent with transition cost recovery procedures adopted by the CPUC, the Utility credited its TCBA by $2.1 billion, the amount by which the value of the hydroelectric generating assets exceeded the aggregate book value of such assets. The Utility also established a separate regulatory asset in the same amount. The accounting entries were based on the value used in the proposed settlement discussed above. Based on the credit made to the TCBA, the Utility would have completed collection of all transition costs that must be collected during the transition period as of August 2000. If the hydroelectric assets were to be sold or valued at a higher amount, the Utility's transition costs would have been recovered as of an earlier date. Testimony taken to date in the CPUC proceeding in which valuation is to be established put the range of market values from $2.4 billion to in excess of $3 billion under operating and market conditions prior to June 2000. On October 16, 2000, the CPUC issued a ruling re-opening the proceeding to obtain more information from parties about market valuation in light of the different market conditions experienced during the summer of 2000. That new testimony is to be submitted in December 2000 with further testimony and evidentiary hearings scheduled for next year. The accounting entries discussed above are subject to later adjustment based on the final valuation of the hydroelectric assets adopted by the CPUC.

  Under the electric industry restructuring law, after the Utility recovers its transition costs, the Utility's retail customers assume responsibility for wholesale energy costs. Actual changes in customer rates will not occur until the Utility files for new retail rates and the CPUC authorizes them.


  During the transition period, the Utility is required to continue to use the transition period accounting mechanisms, discussed above. This requires that revenues from sales to the PX of Utility-owned generation and generation from QFs and other providers in excess of costs be credited to the TCBA. In addition, the TCBA balance includes a credit for the amount of PX revenues from the Utility's sale of generation from the Diablo Canyon nuclear power plant to the PX that exceed revenues from the fixed Incremental Cost Incentive Price (ICIP). (During 2000, the ICIP is 3.43 cents per kWh.) After taking into account the credit for the hydroelectric assets described above, at September 30, 2000, the Utility's TCBA had a credit balance of approximately $585 million. As mentioned above, the CPUC has issued a ruling indicating that it would reconsider certain of these accounting mechanisms noting that the CPUC has the authority to implement any necessary changes to the electric restructuring accounting provisions and cost recovery consistent with statutory requirements.


Generation Divestiture
----------------------
  In 1998, the Utility sold three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and a combined capacity of 2,645 megawatts
(MW).

  On April 16, 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and a combined capacity of 3,065 MW.

  On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. At the time of sale, these facilities had a combined book value of $244 million and a combined capacity of 1,224 MW.

  The gains from the sale of the fossil-fueled generation plants were used to offset other transition costs. Likewise, the loss from the sale of the complex of geothermal generation facilities is being recovered as a transition cost.

  The Utility has retained a liability for required environmental remediation related to any pre-closing soil or groundwater contamination at the plants it has sold.

  As discussed above, on August 9, 2000, the Utility and a number of interested parties filed an application with the CPUC requesting that the CPUC approve a settlement agreement reached by these parties in the Utility's proceeding to determine the market value of its hydroelectric generation assets. In this settlement agreement, the Utility indicated that it would transfer its hydroelectric generation assets, at a value of $2.8 billion, to an affiliate (referred to herein as PG&E CalHydro) that would not be subject to cost of service regulation by the CPUC.

  PG&E CalHydro would hold and operate the assets, subject to a 40-year revenue sharing agreement (RSA) between PG&E CalHydro and the Utility. Under the RSA, PG&E CalHydro would be allowed to recover an authorized inflation-indexed operations and maintenance allowance, certain other expenses including an allowance for capital additions, and a return on capital investment. The return on equity (ROE) initially would be set at 12.50 percent and would be subject to an indexed adjustment trigger. Under the RSA, 90 percent of the after-tax earnings received in excess of the agreed-upon costs (including the target ROE) would be returned to the Utility to be used as a credit against current costs charged to the Utility's distribution ratepayers. If market revenues were insufficient to recover the agreed-upon costs of operating the hydroelectric facilities (including the target ROE) over a multi-year period, 90 percent of the revenue shortfalls would be charged to the Utility to be recovered from distribution customers.

  The RSA would become effective on the date that the CPUC order approving the settlement and the RSA becomes final and non-appealable, subject to termination by either the Utility or PG&E CalHydro in certain circumstances. The CPUC may accept the settlement or reject it, suggest changes to it, or adopt a different valuation approach. In addition, the transfer of the assets from the Utility to PG&E CalHydro will require the approval of the FERC.

  At September 30, 2000, the book value of the Utility's net investment in hydroelectric generation assets was approximately $700 million. The above settlement, if approved, would result in a pre-tax charge of $2.1 billion. If the value of the hydroelectric generation assets is determined by any method other than a sale of the assets to an unrelated third party, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. The CPUC is not likely to consider the Utility's proposed settlement until next year, and it is uncertain at this time whether the settlement will be approved, modified or rejected, or withdrawn.


Post-Transition Period
----------------------
  The CPUC has established the Purchased Electric Commodity Account (PECA) for the Utility to track energy costs after the rate freeze and transition period end. In June 2000, the CPUC issued a decision in the second phase of the Utility's post-transition period electric ratemaking proceeding. Among other things, the CPUC determined that the PECA would reflect a pass-through of energy costs, possibly subject to after-the-fact reasonableness reviews.

  After the rate freeze ends, Diablo Canyon will be operated as a competitive generator of electricity with revenues generated from prevailing market rates. During the rate freeze, Diablo Canyon's operating costs have been recovered through the incremental cost incentive price (ICIP) mechanism. The ICIP, which has been in place since January 1, 1997, is a performance-based mechanism that establishes a rate per kWh generated by the facility. The ICIP prices for 1999, 2000, and 2001 are 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively.

  As required by a prior CPUC decision on June 30, 2000, the Utility filed an application with the CPUC requesting approval of its proposal for sharing with ratepayers 50 percent of the post-rate freeze net benefits of operating Diablo Canyon. The net benefit sharing methodology proposed in the Utility's application would be effective at the end of the current electric rate freeze for the Utility's customers and would continue for as long as the Utility owned Diablo Canyon. Under the proposal, the Utility would share the net benefits of operating Diablo Canyon based on the audited profits from operations, determined consistent with the prior CPUC decisions. If Diablo Canyon experiences losses, such losses would be accrued and netted against profits in the calculation of the net benefits in subsequent periods (or against profits in prior periods if subsequent profits are insufficient to offset such losses). Any changes to the net sharing methodology must be approved by the CPUC.


Future Competition
------------------
  Opening California's electric generation to competition has raised certain interest in introducing further competition in the electric industry. The CPUC has opened a rulemaking proceeding to examine the various issues associated with distributed generation. Distributed generation enables the siting of electric generation technologies in close proximity to electric demand, and raises issues about stranded costs (both within distribution and transmission systems), interconnection charges, and cost allocation. The CPUC staff has issued a report identifying options for possible CPUC consideration regarding the additional unbundling of the electric distribution function and evaluate the investor-owned utilities' role of default provider of electricity.

  It is too early to predict what may come of these matters. PG&E Corporation is unable to predict when these issues will be addressed by the CPUC or whether the results will have any impact on the Utility.



NOTE 3: RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

  The following table is a summary of the contract or notional amounts and maturities of PG&E Corporation's contracts used for non-hedging activities related to commodity risk management as of September 30, 2000 and 1999. Short and long positions pertaining to derivative contracts used for hedging activities as of September 30, 2000 and 1999, are immaterial.

                                                                    Maximum
Natural Gas, Electricity,                     Purchase      Sale    Term in
and Natural Gas Liquids Contracts              (Long)     (Short)     Years
---------------------------------------------------------------------------
(billions of MMBtu equivalents (1))

Non-Hedging Activities - September 30, 2000

Swaps                                           2.07        1.91          6
Options                                         0.45        0.34          8
Futures                                         0.08        0.12          3
Forward Contracts                               3.00        2.03         22

Non-Hedging Activities - September 30, 1999

Swaps                                           3.18        3.14          7
Options                                         1.13        0.99          5
Futures                                         0.29        0.30          2
Forward Contracts                               1.95        1.59         12

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

  PG&E Corporation's net gains (losses) on swaps, options, futures, and forward contracts held during the three and nine months ended September 30, 2000 and 1999, are as follows:



                           Three months ended         Nine months ended
                              September 30,             September 30,
                            2000        1999          2000        1999
                          --------    --------      --------    -------
(in millions)              $     50    $     (7)     $    129    $     (5)
Options                           8          30            70          (5)
Futures                         (31)         (3)          (55)        (23)
Forward contras                  (4)        (35)          (57)         60
                            --------    --------      --------    --------
Net gain (loss)                 $23    $    (15)     $     87    $     27
                            ========    ========      ========    ========

  The following table discloses the estimated fair values of risk management assets and liabilities as of September 30, 2000, and December 31, 1999. The ending and average fair values and associated carrying amounts of derivative contracts used for hedging purposes are not material as of September 30, 2000, and December 31, 1999.
                                              Average               Ending
                                            Fair Value           Fair Value
---------------------------------------------------------------------------
(in millions)

Non-hedging activities - September 30, 2000

Assets
Swaps                                         $   136              $   153
Options                                           102                  107
Futures                                            26                   21
Forward Contracts                                 820                  841
                                               ------               ------
Total                                         $ 1,084              $ 1,122

Noncurrent portion                                                 $   346
Current portion                                                    $   776

Liabilities
Swaps                                         $    91              $    53
Options                                            48                   35
Futures                                            45                   70
Forward Contracts                                 758                  801
                                               ------               ------
   Total                                      $   942              $   959

Noncurrent portion                                                 $   313
Current portion                                                    $   646

Non-hedging activities - December 31, 1999

Assets
Swaps                                         $   643              $   244
Options                                           106                   92
Futures                                           175                   47
Forward Contracts                                 667                  596
                                               ------               ------
   Total                                      $ 1,591              $   979

Noncurrent portion                                                 $   372
Current portion                                                    $   607

Liabilities
Swaps                                         $   592              $   218
Options                                           109                   81
Futures                                           201                   67
Forward Contracts                                 561                  456
                                               ------               ------
   Total                                      $ 1,463              $   822

Noncurrent portion                                                 $   247
Current portion                                                    $   575

  PG&E Corporation, primarily through its subsidiaries, engages in risk management activities for both non-hedging and hedging purposes. Non-hedging activities are conducted principally through its unregulated subsidiary, PG&E Energy Trading (PG&E ET). In compliance with regulatory requirements, the Utility manages risk independently from the activities in PG&E Corporation's unregulated businesses. The Utility primarily engages in hedging activities which were immaterial for the three- and nine-month periods ended September 30, 2000 and 1999.

  In valuing its electric power, natural gas, and natural gas liquid portfolios, PG&E Corporation considers a number of market risks and estimated costs, and continuously monitors the valuation of identified risks and adjusts them based on present market conditions. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that PG&E Corporation could realize in the current market.

  Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. Margin requirements for over-the-counter financial instruments are specified by the particular instrument and often do not require margin cash and are settled monthly. Both exchange-traded and over-the-counter options contracts require payment/receipt of an option premium at the inception of the contract. Margin cash for commodities futures and cash on deposit with counterparties was $63.6 million at September 30, 2000.

  The credit exposure of the five largest counterparties comprised approximately $548 million of the total credit exposure associated with financial instruments used to manage price risk. Counterparties considered to be investment grade or higher comprise 86 percent of the total credit exposure.


NOTE 4: UTILITY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY UTILITY SUBORDINATED DEBENTURES

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


NOTE 5: DIVESTITURES

  In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E Energy Services (PG&E ES), its wholly owned subsidiary, through a sale. In December 1999, the disposal was accounted for as a discontinued operation and PG&E Corporation's investment in PG&E ES was written down to its then estimated net realizable value. In addition, PG&E Corporation provided a reserve for anticipated losses through the anticipated date of sale. The total provision for discontinued operations was $58
million, net of income taxes of $36 million.   During the second quarter of
2000, PG&E National Energy Group finalized a transaction related to the disposal of PG&E ES commodity trading assets for $20 million, plus net working capital of approximately $65 million, for a total of $85 million. In addition, the sale of the Value-Added-Services business and various other assets was completed on July 21, 2000, for a total consideration of $18 million. Both of these sales have working capital true-ups which will not be finalized until 2001. For the three- and nine-months ended September 30, 2000, an additional estimated loss of $19 million (or $0.05 per share), net of income taxes of $13 million was recorded. The PG&E ES business segment generated net losses from operations of $34 million, net of income taxes of $26 million for the nine-month period ended September 30, 1999.

  On January 27, 2000, PG&E National Energy Group signed a definitive agreement with El Paso Field Services Company (El Paso) providing for the sale to El Paso, a subsidiary of El Paso Energy Corporation, of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively, PG&E GT Texas). The consideration to be received by PG&E National Energy Group includes $279 million in cash, subject to adjustments for working capital, debt repayment, and certain other items, as well as, the assumption by El Paso of liabilities associated with PG&E GT Texas and debt having a book value of $566 million.

  In 1999, PG&E Corporation recognized a charge against earnings of $890 million after-tax as follows: (1) an $819 million write-down of net property, plant, and equipment, (2) the elimination of the unamortized portion of goodwill, in the amount of $446 million, and (3) an accrual of $10 million representing selling costs.

  Proceeds from the sale will be used to retire short-term debt associated with PG&E GT Texas' operations and for other corporate purposes. Closing of the sale, which is expected in the fourth quarter of 2000, is subject to approval under the Hart-Scott-Rodino Act.

  The sale of PG&E GT Texas represents disposal of the PG&E GT Texas business segment and a portion of the PG&E ET business segment. PG&E GT Texas' total assets and liabilities, including the charge noted above, included in the PG&E Corporation Condensed Consolidated Balance Sheet at September 30, 2000, and December 31, 1999, are as follows:

                                              September 30,      December 31,
                                                   2000            1999
                                              -----------        -----------
(in millions)

Assets
Current assets                                  $    266           $    229
Noncurrent assets                                    979                988
                                                --------           --------
   Total Assets                                    1,245              1,217

Liabilities
Current liabilities                                  589                448
Noncurrent liabilities                               504                624
                                                --------           --------
   Total Liabilities                               1,093              1,072
                                                --------           --------
Net Assets                                      $    152           $    145
                                                ========           ========


NOTE 6: COMMITMENTS AND CONTINGENCIES

Nuclear Insurance
-----------------
  The Utility has insurance coverage for property damage and business interruption losses as a member of Nuclear Electric Insurance Limited (NEIL). Under this insurance, if a nuclear generating facility suffers a loss due to a prolonged accidental outage, the Utility may be subject to maximum retrospective assessments of $12 million (property damage) and $4 million (business interruption), in each case per policy period, in the event losses exceed the resources of NEIL.

  The Utility has purchased primary insurance of $200 million for public liability claims resulting from a nuclear incident. The Utility has secondary financial protection which provides an additional $9.3 billion in coverage, which is mandated by federal legislation. It provides for loss sharing among utilities owning nuclear generating facilities if a costly incident occurs. If a nuclear incident results in claims in excess of $200 million, then the Utility may be assessed up to $176 million per incident, with payments in each year limited to a maximum of $20 million per incident.


Environmental Matters
---------------------
  Companies within the PG&E Corporation group may be required to pay for environmental remediation at sites where it has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. These sites include former manufactured gas plant sites, power plant sites, and sites used for the storage or disposal of potentially hazardous materials. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances, even if it did not deposit those substances on the site.


Utility:

  The Utility records a liability when site assessments indicate remediation is probable and a range of reasonably likely clean-up costs can be estimated. The Utility reviews its remediation liability quarterly for each identified site. The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The remediation costs also reflect (1) current technology, (2) enacted laws and regulations, (3) experience gained at similar sites, and (4) the probable level of involvement and financial condition of other potentially responsible parties. Unless there is a better estimate within this range of possible costs, the Utility records the lower end of this range.

  The cost of the hazardous substance remediation ultimately undertaken is difficult to estimate. A change in estimate may occur in the near term due to uncertainty concerning responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives.

  At September 30, 2000, the Utility expects to spend $307 million for hazardous waste remediation costs at identified sites, including divested fossil-fueled power plants. The Utility had an accrued liability of $279 million and $271 million at September 30, 2000, and December 31, 1999, respectively, representing the discounted value of these costs.

  Of the $279 million accrued liability discussed above, the Utility has recovered $154 million through rates, including $39 million through depreciation, and expects to recover another $96 million in future rates. Additionally, the Utility is mitigating its costs by obtaining recovery of its costs from insurance carriers and from other third parties as appropriate.

  Environmental remediation at identified sites may be as much as $480 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated. The Utility estimated this upper limit of the range of costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for clean-up costs at additional sites or outcomes change.

  Further, as discussed in the "Generation Divestiture" section of Note 2, the Utility will retain the pre-closing remediation liability associated with divested generation facilities.

  The Utility believes the ultimate outcome of these matters will not have a material impact on the Utility's financial position or results of operations.




PG&E National Energy Group:

  USGen New England (USGenNE), a subsidiary of the PG&E National Energy Group has a 760 MW coal-fired power plant in Salem, Massachusetts and a 1,586 MW coal-fired in Somerset, Massachusetts (Brayton Point power plant). The Commonwealth of Massachusetts is considering the adoption of more stringent reductions in air emissions from electric generating facilities which is expected to impact those plants. USGen NE, has proposed an emission reduction plan that may include modernization of the plant in Salem and the use of advanced technologies for emissions removal. USGenNE is also studying various advanced technologies for emissions removal for the Brayton Point power plant.

  On April 18, 2000, the Conservation Law Foundation (CLF) served various PG&E Gen affiliates, including USGenNE, a notice of its intent to file suit under the citizen suit provision of the Resource Conservation Recovery Act. On September 15, 2000, USGenNE entered into a series of agreements with the Massachusetts Department of Environmental Protection and CLF that address and resolve the potential claims CLF identified in its April 18, 2000 letter. The agreements require, among other things, that USGenNE alter its existing water treatment facilities at both the Salem Harbor and Brayton Point power plants by replacing certain unlined treatment basins; submit and implement a plan for the closure of such basins; and perform certain environmental testing at the facilities. The agreements are incorporated in a complaint, answer and proposed judgment to which USGenNE and CLF agreed. The complaint, answer and proposed judgment have been filed in federal court. On October 19, 2000, the court entered the consent decree in the docket.

  In May 2000, USGenNE received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection
Agency (EPA) seeking detailed operating and maintenance history for the Salem Harbor and Brayton Point power plants. The Company believes that this request for information is part of the EPA's industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications, and operational changes made to coal-fired facilities over the years. If the EPA were to find that there were physical changes made in the past that were undertaken without first receiving the required permits under the Clean Air Act, then penalties may be imposed and further emission reductions might be necessary at these plants. PG&E Corporation believes the ultimate outcome of these matters will not have a material impact on its financial position or results of operations.


Legal Matters
-------------
Chromium Litigation:

  Several civil suits are pending against the Utility in California state court. The suits seek an unspecified amount of compensatory and punitive damages for alleged personal injuries resulting from alleged exposure to chromium in the vicinity of the Utility's gas compressor stations at Hinkley, Kettleman, and Topock, California. Currently, there are claims pending on behalf of approximately 1,000 individuals.

  The Utility is responding to the suits and asserting affirmative defenses. The Utility will pursue appropriate legal defenses, including statute of limitations or exclusivity of workers' compensation laws, and factual defenses, including lack of exposure to chromium and the inability of chromium to cause certain of the illnesses alleged.

  PG&E Corporation believes that the ultimate outcome of these matters will not have a material adverse impact on its or the Utility's financial position or results of operations.

Texas Franchise Fee Litigation:

  In connection with PG&E Corporation's acquisition of Valero Energy Corporation, now known as PG&E Gas Transmission, Texas Corporation (PG&E GTT), PG&E GTT succeeded to the litigation described below.

  PG&E GTT and various of its affiliates are defendants in at least two class action suits and five separate suits filed by various Texas cities. Generally, these cities allege, among other things, that (1) owners or operators of pipelines occupied city property and conducted pipeline operations without the cities' consent and without compensating the cities, and (2) the gas marketers failed to pay the cities for accessing and utilizing the pipelines located in the cities to flow gas under city streets. Plaintiffs also allege various other claims against the defendants for failure to secure the cities' consent. Damages are not quantified.

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

  In one of the class actions, opt-out notices were sent to approximately 159 Texas cities as potential class members and fewer than 20 cities opted out by the deadline in 1997. In November 1999, the court dismissed from the class 42 cities because it determined there was no pipeline presence and no past or present sales activity, leaving 106 cities in the class. Certain of the 106 class members have elected to opt out of the settlement in 2000. In July 2000, the defendants effectuated a settlement with approximately 70 percent of the class members pursuant to which the defendants paid an aggregate of $6.3 million (inclusive of attorney's fees and expenses) in exchange for a comprehensive release from past liabilities and a license to use city rights-of-way for 25 years. In September 2000, the court approved a settlement as to the remaining 21 plaintiffs in this case (who are also class members of another pending class action lawsuit involving a third party). The defendants paid approximately $4 million to these plaintiffs in exchange for a comprehensive release from past liabilities and a license to use city rights-of-way for 25 years. Settlement discussions are continuing with the city of Corpus Christi and other Texas cities.

  Efforts also continue in attempts to reach arrangements with other large Texas cities, including San Antonio, Austin and Brownsville, regarding potential liability of PG&E corporation-related Texas entities for the possible unauthorized presence of pipe within city rights-of-way.

  PG&E Corporation believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or its results of operations. In January 2000, PG&E National Energy Group signed a definitive agreement to sell the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. The buyer will assume all liabilities associated with the cases described above.


Recorded Liability for Legal Matters:

  In accordance with Statement of Financial Accounting Standards (SFAS)
No. 5, PG&E Corporation makes a provision for a liability when both it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The following table reflects the current year's activity to the recorded liability for legal matters:

                                                   PG&E
                                               Corporation        Utility
                                               ------------     -----------
(in millions)
Beginning balance, January 1, 2000                  $  126            $  70
Provisions for liabilities                              27               27
Payments                                               (27)             (13)
                                                     -----            -----
Ending balance, September 30, 2000                  $  126            $  84
                                                     =====            =====


NOTE 7: SEGMENT INFORMATION

  PG&E Corporation has identified four reportable operating segments. The Utility is one reportable operating segment and the other three are part of PG&E National Energy Group. These four reportable operating segments provide different products and services and are subject to different forms of regulation or jurisdictions. PG&E Corporation's reportable segments are described below.

  Utility: PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company, provides natural gas and electric service to one of every 20 Americans.

  PG&E National Energy Group: PG&E National Energy Group businesses develop, construct, operate, own, and manage independent power generation facilities that serve wholesale and industrial customers through PG&E Generating Company, LLC and its affiliates (collectively, PG&E Gen); own and operate natural gas pipelines, natural gas storage facilities, and natural gas processing plants, primarily in the Pacific Northwest and in Texas, through various subsidiaries of PG&E Corporation (collectively, PG&E Gas Transmission or PG&E GT); and purchase and sell energy commodities and provide risk management services to customers in major North American markets, including the other PG&E National Energy Group non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers through PG&E Energy Trading - Gas Corporation, PG&E Energy Trading - Power, L.P., and their affiliates (collectively, PG&E Energy Trading or PG&E ET). PG&E Corporation has entered into an agreement to sell its Texas natural gas and natural gas liquids business.



  Segment information for the three and nine months ended September 30, 2000 and 1999, respectively, was as follows:

                                    Utility          PG&E National Energy Group
                                 ------- -----------------------------------------------------
                                                        PG&E GT                Elimi-
                                                  -----------------           nations &
                                          PG&EGen   NW       Texas   PG&E ET  Other (1)  Total
                                          ------- -------   -------  -------  -------   -------
(in millions)

For the three months ended September 30, 2000

Operating revenues               $ 2,519  $   287  $    52  $   241  $ 4,406  $    (1)  $ 7,504
Intersegment revenues                  4        3       12       17      371     (407)        -
                                 -------  -------  -------  -------  -------  -------   -------
Total operating revenues           2,523      290       64      258    4,777     (408)    7,504

Income from
   continuing operations             211       16       16        -        1        -       244

For the three months ended September 30, 1999

Operating revenues               $ 2,584  $   273  $    42  $   161  $ 3,151  $     6   $ 6,217
Intersegment revenues                  3        2       14       16      339     (374)        -
                                 -------  -------  -------  -------  -------  -------   -------
Total operating revenues           2,587      275       56      177    3,490     (368)    6,217

Income from
   continuing operations             179       21       18       (7)     (17)       3       197

For the nine months ended September 30, 2000

Operating revenues               $ 7,026  $   877  $   140  $   661  $ 9,457  $   (11)  $18,150
Intersegment revenues                 11        6       37       46    1,036   (1,136)        -
                                 -------  -------  -------  -------  -------   -------  -------
Total operating revenues           7,037      883      177      707   10,493   (1,147)   18,150

Income from
   continuing operations             655       70       43        -       14       (10)     772

Total assets at
 September 30, 2000               24,183    4,198    1,129    1,245    2,936       200   33,891

For the nine months ended September 30, 1999

Operating revenues               $ 6,898  $   814  $   127  $   871  $ 7,314   $     1  $16,025
Intersegment revenues                  7        4       39       99      831      (980)       -
                                 -------  -------  -------  -------  -------   -------  -------
Total operating revenues           6,905      818      166      970    8,145      (979)  16,025

Income from
   continuing operations             498       77       46      (39)     (19)       (3)     560

Total assets at
 September 30, 1999               21,740    3,858    1,162    2,548    2,195       (17)  31,486


(1) Net income on intercompany positions recognized by segments using mark-to-market accounting is eliminated.  Intercompany transactions are also eliminated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

  PG&E Corporation is an energy-based holding company headquartered in San Francisco, California. PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company (the Utility), provides natural gas and electric service to one of every 20 Americans. PG&E National Energy Group provides energy products and services throughout North America.

  PG&E National Energy Group businesses develop, construct, operate, own, and manage independent power generation facilities that serve wholesale and industrial customers through PG&E Generating Company, LLC (and its affiliates (collectively, PG&E Gen); own and operate natural gas pipelines, natural gas storage facilities, and natural gas processing plants, primarily in the Pacific Northwest and in Texas (collectively, PG&E Gas Transmission or PG&E
GT); and purchase and sell energy commodities and provide risk management services to customers in major North American markets, including the other PG&E National Energy Group non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers through PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power, L.P., and their affiliates (collectively, PG&E Energy Trading or PG&E ET). PG&E Corporation has entered into an agreement to sell its Texas natural gas and natural gas liquids business.

  This is a combined Quarterly Report on Form 10-Q of PG&E Corporation and Pacific Gas and Electric Company. It includes separate consolidated financial statements for each entity. The condensed consolidated financial statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's wholly owned and controlled subsidiaries.
The condensed consolidated financial statements of the Utility reflect the accounts of the Utility and its wholly owned and controlled subsidiaries. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the condensed consolidated financial statements included herein. Further, this quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1999 Annual Report on Form 10-K.

  This combined Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements.

  Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include:

  - legislative or regulatory changes, including the pace and extent of the ongoing restructuring of the electric and natural gas industries across the United States;

  - the amount and method of recovery from customers of the under-collected electric procurement costs recorded in the Utility's TRA;

  - what regulatory, judicial, and legislative actions may be taken to mitigate the higher power prices;

  -  future sales levels and economic conditions;

  - the method and timing of disposition and valuation of the Utility's hydroelectric generation assets;

  - the timing of the completion of the Utility's transition cost recovery and the consequent end of the current electric rate freeze in California.

  - any changes in the amount of transition costs the Utility is allowed to collect from its customers;

  - future operating performance at the Diablo Canyon Nuclear Power Plant (Diablo Canyon);

  - the method adopted by the California Public Utilities Commission (CPUC) for sharing the net benefits of operating Diablo Canyon with ratepayers and the timing of the implementation of the adopted method;

  - the extent of anticipated growth of transmission and distribution services in the Utility's service territory;

  - future market prices for electricity and future fuel prices which, in part, are influenced by future weather conditions and the availability of hydroelectric power;

  - the success of management's strategies to maximize shareholder value in PG&E National Energy Group, which may include acquisitions or dispositions of assets, or investments in emerging companies or new businesses;

  - the extent to which our current or planned generation development projects are completed and the pace and cost of such completion;

  -  generating capacity expansion and retirements by others;

  - the outcome of the Utility's various regulatory proceedings, including the proceeding to determine the value of the Utility's hydroelectric generation assets, the electric transmission rate case applications, post-transition period ratemaking proceedings, the 2001 attrition rate adjustment request, the cost of capital application, and the 2002 General Rate Case;

  - fluctuations in commodity gas, natural gas liquids, and electric prices and our ability to successfully manage such price fluctuations;

  - the pace and extent of competition in the California generation market and its impact on the Utility's costs and resulting collection of transition costs;

  - the effect of compliance with existing and future environmental laws, regulations, and policies, the cost of which could be significant; and

  -  the outcome of pending litigation.

  As the ultimate impact of these and other factors is uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect.

  In this MD&A, we first discuss our competitive and regulatory environment. We then discuss earnings and changes in our results of operations for the quarters ended September 30, 2000 and 1999. Finally, we discuss liquidity and financial resources, various uncertainties that could affect future earnings, and our risk management activities. Our MD&A applies to both PG&E Corporation and the Utility.


THE CALIFORNIA ELECTRIC INDUSTRY

  In 1998, California became one of the first states in the country to implement electric industry restructuring and establish a market framework for electric generation. Today, most Californians may continue to purchase their electricity from investor-owned utilities such as Pacific Gas and Electric Company, or they may choose to purchase electricity from alternative generation providers (such as independent power generators and retail electricity suppliers such as marketers, brokers, and aggregators). For those customers who have not chosen an alternative generation provider, investor-owned utilities, such as the Utility, continue to be the generation providers. Investor-owned utilities continue to provide distribution services to substantially all customers within their service territories, including customers who choose an alternative generation provider.

  An Independent System Operator (ISO) and a Power Exchange (PX) operate in California. The PX provides a process to establish market-clearing prices for electricity in the markets operated by the PX. The ISO schedules delivery of electricity for all market participants and operates the real-time and ancillary services markets for electricity. (Ancillary services are needed to maintain the reliability of the electric grid.) The Utility continues to own and maintain its transmission system, but the ISO controls the operation of the system. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. On August 3, 2000, the California Public Utilities Commission (CPUC) authorized the Utility to purchase energy and ancillary services and capacity products for retail customers in wholesale markets outside the PX and to set up memorandum accounts to track related costs. Such transactions are confined to previous limits established for forward market purchases and must expire before December 31, 2005.


Competitive Market Framework
----------------------------
  Beginning in June 2000, the Utility has experienced unanticipated and massive increases (above the generation-related costs component embedded in frozen rates) in the wholesale costs of the electric energy that is purchased from the PX on behalf of its retail customers. The average price that the PX charged the Utility for electric power in the months of June, July, August, and September 2000, was approximately 16.3 cents per kilowatt-hour (kWh), 11.0 cents per kWh, 18.7 cents per kWh and 14.0 cents per kWh, respectively, compared to 3.0, 3.9, 4.1 and 4.0 cents per kWh for the same months in 1999. The generation-related cost component that is embedded in frozen rates and available for payment of wholesale electric power costs during those same periods was approximately 5.4 cents per kWh. The forward curve for power prices in the California market suggests that these costs may remain well above the embedded cost component of frozen rates through the end of this year and beyond next summer unless significant changes occur in the wholesale power market.

  As a result, the Utility has incurred and continues to incur expenses representing the excess of power purchase costs above the generation component embedded in frozen rates. Such expenses are deferred to a regulatory balancing account called the Transition Revenue Account (TRA). The TRA balance as of September 30, 2000 was approximately $2.9 billion. The TRA balance does not reflect the Utility's revenues from (1) sales of energy from retained generation facilities to the PX in excess of authorized costs or (2) the amount by which the PX prices exceed the purchase price contained in the Utility's long-term contracts to purchase energy from Qualifying Facilities
(QF) and other power providers. Approximately half of the Utility's suppliers under QF contracts have elected to receive PX based prices for energy in addition to contractual capacity payments. The Utility expects that most remaining QF generators will elect to receive PX prices for their energy payments by summer 2001. The Utility pays these suppliers directly, rather than through the PX, but receives billing credits for energy delivered to the PX from QFs.

  A prior CPUC decision would prohibit the Utility from collecting after the transition period certain electric costs incurred during the transition period but not recovered from frozen rates during that period, including TRA under-collections. The CPUC decision also would prohibit offsetting these specific under-collected balances against over-collected transition costs. The Utility is seeking judicial review by the California Supreme Court. The Utility's petition is pending.

  On October 4, 2000, the Utility and Southern California Edison Company filed separate emergency petitions with the CPUC to rescind and modify as necessary prior decisions prohibiting utilities from carrying over costs incurred during the rate freeze to the post-rate freeze period. The utilities noted that many parties have acknowledged that the wholesale electric power market is not workably competitive and that the significant increases in prices were not considered in the CPUC's original rulings. On October 17, 2000, the administrative law judge (ALJ) and the CPUC commissioner assigned to review the emergency petition issued a joint ruling indicating that they would reconsider the accounting mechanisms established in prior CPUC decisions and adopt a schedule that permits a decision by the end of the year.

  In response to the above ruling, the Utility filed its proposals requesting that the CPUC modify its prior decisions to authorize the utilities to transfer any unrecovered balance in the TRA as of the end of the rate freeze into a new balancing account, and authorize recovery of the balance in that new account over a period not to exceed four years, subject to a rate stabilization plan to be addressed in a second phase of the proceeding. The Utility asked the CPUC to adopt an expedited procedural schedule in a second phase that would, not later than March 31, 2001, resolve the following issues:
(1) implementation of when and how the rate freeze is to be ended; (2) adoption of post rate freeze tariffs and rates; (3) approval of the rate stabilization plan; and (4) adoption of the retail rate components for recovery of the new balancing account. The Utility indicated that it will submit its detailed proposals on the rate stabilization plan and tariffs by November 15, 2000.

  At the prehearing conference held on October 27, 2000, the ALJ indicated that the scope of the proceeding was solely to consider accounting mechanisms to reduce the TRA under-collections and that the Utility's proposals for interim relief were broader than contemplated in the October 17th ruling, were not consistent with the CPUC's prior decisions precluding carryover of under-collected TRA costs, and would not be considered in the proceeding before the end of the year. However, the ALJ indicated that the CPUC would consider proposals made by The Utility Reform Network (TURN), a consumer group, to transfer TRA under-collections to the TCBA. TURN's proposals would treat under-collected electric procurement costs for accounting purposes as if such costs were unrecovered transition costs, the likely effect of which would be to delay the completion of transition cost recovery by the Utility as well as delay the end of the rate freeze. If TURN's proposal were adopted, the Utility would have to write-off any unrecovered transition costs remaining in the TCBA if such costs were not probable of recovery. The ALJ ordered the parties to respond to the utilities' emergency petitions and to TURN's proposal by November 9, 2000.

  The Utility reviews on an ongoing basis the facts and circumstances relating to the TRA under-collections. The Utility currently believes recovery of the TRA under-collections is probable. TRA under-collections are recorded as a regulatory asset on the balance sheet rather than being charged to earnings because it is probable that these under-collections will be recovered through the ratemaking process. However, ultimate recovery is dependent upon the favorable outcome of the regulatory actions described above, as well as upon other factors such as future market prices of electricity and future fuel prices that, in part, are influenced by sales level, and economic conditions, about which there can be no certainty. If regulatory or judicial relief is not forthcoming, and if the Utility determines that its uncollected wholesale power purchase costs are not probable of recovery, then the Utility would be required to write off the unrecoverable portion as a charge against earnings. In addition, the Utility would be unable to continue deferring these costs incurred during the transition period and such expenses would reduce the Utility's future earnings accordingly. With respect to wholesale power purchase costs incurred after the end of the transition period and prior to any adjustment in rates, the Utility may be able to defer these costs if it determines that they are probable of recovery.

  The Utility is actively exploring ways to reduce its exposure to the higher power purchase costs and its corresponding TRA balance, including working with interested parties to address power market dysfunction before appropriate regulatory bodies and hedging a portion of its open procurement position against higher purchase power costs through forward purchases. The CPUC only recently authorized the Utility to enter into bilateral power purchase contracts. In October 2000, the Utility entered into bilateral power purchase contracts with several suppliers.

  On October 16, 2000, the Utility joined with Southern California Edison and TURN in filing a petition with the Federal Energy Regulatory Commission (FERC) requesting that the FERC (1) immediately find the California wholesale electricity market to be not workably competitive and the resulting prices to be unjust and unreasonable; (2) immediately impose a cap on the price for energy and ancillary services; and (3) institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions, and responsibility for refunds. However, the reduced price cap requested, even if approved, would still be above the approximate 5.4 cents per kWh embedded in frozen rates for the payment of the Utility's wholesale power purchase costs. Also, on October 20, 2000, the ISO filed a market stabilization plan with the FERC requesting the FERC to impose a price cap of $100 per megawatt-hour (Mwh) (10 cents per kWh) for generators who do not enter into contracts to supply 70 percent of their supply to serve California customers. There are certain other exemptions to the $100 price cap. The existing $250 price cap per Mwh hour (25 cents per kWh) would apply to generators who are exempt from the $100 per Mwh hour price cap. The ISO also has recommended that buyers (utilities) be required to contract for 85 percent of their customer requirements for power in advance of when the power is needed. Further, the ISO has adopted additional load based price caps for the real-time and ancillary service markets which would range between $65 and $250 per Mwh. These price caps would begin as soon as November 3, 2000, and remain in place until real-time and ancillary service markets have demonstrated that they are workably competitive under a variety of load conditions.

  A Joint Resolution of the California legislature called on the CPUC to initiate an investigation to review the impact of the current electricity crisis on consumers and California investor-owned utilities with emphasis on the options for correcting the electricity market, methods to eliminate price volatility for consumers, and importantly, methods for cost recovery and cost allocation. In response, the CPUC issued an order on September 7, 2000 expanding an existing investigation into the wholesale electric market and the associated impact on electric rates to include the issues identified by the legislature.

  For the three and nine months ended September 30, 2000 and 1999, the cost of electric energy for the Utility, reflected on the Condensed Consolidated Income Statement, is comprised of the cost of fuel for electric generation and QF purchases, the cost of PX purchases, and ancillary services charged by the ISO, net of sales to the PX, as follows:

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                    2000        1999          2000        1999

                                                  --------    --------      --------    --------
(in millions)
Cost of fuel for electric generation and
   QF purchases                                  $    592    $    409      $  1,203    $  1,178
Cost of purchases from the PX and ISO               2,132         554         3,492       1,101
Proceeds from sales to the PX                        (668)       (217)       (1,151)       (598)
                                                 --------    --------      --------    --------
Total Utility cost of electric energy            $  2,056    $    746      $  3,544    $  1,681
                                                 ========    ========      ========    ========




Transition Period, Rate Freeze, and Rate Reduction
--------------------------------------------------
  California's electric industry restructuring established a transition period during which electric rates remain frozen at 1996 levels (with the exception that, on January 1, 1998, rates for small commercial and residential customers were reduced by 10 percent and remain frozen at this reduced level) and investor-owned utilities may recover their transition costs. Transition costs are generation-related costs that prove to be uneconomic under the new industry structure. The transition period ends the earlier of December 31, 2001, or when the particular utility has recovered its eligible transition costs.

  To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion (the expected revenue reduction from the rate decrease) of its transition costs with the proceeds from the rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. During the rate freeze, the rate reduction bond debt service will not increase the Utility customers' electric rates. If the transition period ends before December 31, 2001, the Utility may be obligated to return a portion of the economic benefits of the transaction to customers. The timing of any such return and the exact amount of such portion, if any, have not yet been determined.

  Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, rate reduction bond debt service, and the cost of procuring electricity for the Utility's retail customers. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competition transition charge (CTC), which recovers the transition costs. These CTC revenues are being recovered from all Utility distribution customers and are subject to seasonal fluctuations in the Utility's sales volumes, fluctuating PX energy prices, and certain other factors. The CTC is collected regardless of the customer's choice of electricity supplier (i.e., the CTC is non-bypassable).


Transition Cost Recovery
------------------------
  Although most transition costs must be recovered during the transition period, certain transition costs can be recovered after the transition period. Except for the transition costs discussed below, at the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues.

  Transition costs consist of (1) above-market sunk costs (costs associated with utility generating facilities that are fixed and unavoidable and that were included in customers' rates on December 20, 1995) and future sunk costs, such as costs related to plant removal, (2) costs associated with long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods, to be included in rates in subsequent periods.)

  Above-market sunk costs result when the book value of a facility exceeds its market value. Conversely, below-market sunk costs result when the market value of a facility exceeds its book value. The total amount of generation facility costs to be included as transition costs is based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. Revenues generated from the Utility's sales to the PX and ISO that exceed authorized costs are also used to offset transition costs.

  For nuclear transition costs, revenues provided for transition cost recovery are based on the accelerated recovery of the investment in Diablo Canyon Nuclear Power Plant (Diablo Canyon) over a five-year period ending December 31, 2001.

  Costs associated with the Utility's long-term contracts to purchase electric power are included as transition costs. Regulation required the Utility to enter into long-term agreements with non-utility generators to purchase electric power at fixed prices. Prices fixed under these contracts have generally been above prices for power in wholesale markets. Over the remaining life of these contracts, the Utility estimates that it will purchase 299 million MWh of electric power. The contracts expire at various dates through 2028. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. To the extent that the contracted prices are below the market price, the Utility is using the savings to offset other transition costs during the transition period.

  The total costs under long-term contracts are based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. For the nine months ended September 30, 2000 and 1999, the average price paid under the Utility's long-term contracts for electricity was 7.8 cents and 6.4 cents per kWh, respectively.

  At September 30, 2000, and December 31, 1999, the Utility's net generation-related regulatory assets (excluding the TRA) totaled $2.6 billion and $4.0 billion, respectively. Included in the generation-related regulatory assets at September 30, 2000, is $2.1 billion associated with the valuation of the Utility's hydroelectric generation facilities (discussed below), a regulatory asset related to the rate reduction bonds of approximately $1.1 billion, and a credit balance of $0.6 billion in balancing account called the Transition Cost Balancing Account (TCBA) which tracks the amount of transition costs that must be recovered. These generation-related regulatory assets decreased by $1.4 billion for the nine months ended September 30, 2000, and decreased $955 million for the nine months ended September 30, 1999.

  Certain transition costs can be recovered through a non-bypassable charge to distribution customers after the transition period. These costs include
(1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, (3) up to $95 million of transition costs to the extent that the recovery of such costs during the transition period was displaced by the recovery of electric industry restructuring implementation costs, and (4) transition costs financed by the rate reduction bonds. Transition costs financed by the issuance of rate reduction bonds will be recovered over the term of the bonds. In addition, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission the nuclear facility. During the rate freeze, the charge for these costs will not increase Utility customers' electric rates. Excluding these exceptions, the Utility will write off any transition costs not recovered during the transition period.

  The Utility has been amortizing its transition costs, including most generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. During the transition period, a reduced rate of return on common equity of 6.77 percent applies to all generation assets, including those generation assets reclassified to regulatory assets. Beginning January 1, 1998, the Utility started collecting these eligible transition costs through the non-bypassable CTC, market valuation of generation assetsin excess of book value, and energy sales from the Utility's electric generation facilities prior to market valuation. Further, transition costs are reduced by the amount that contract prices to purchase power from QFs and other providers are lower than the PX price.

  During the transition period, the CPUC reviews the Utility's compliance with accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. In February 2000, the CPUC approved substantially all non-nuclear transition costs that were amortized during the first six months of 1998. The CPUC currently is reviewing non-nuclear transition costs amortized from July 1, 1998, to June 30, 1999.

  Under the electric industry restructuring law, when the Utility has recovered all of its transition costs the conditions for terminating the rate freeze and ending the transition period will have been satisfied. On August 9, 2000, a settlement agreement was filed by the Utility and others with the CPUC regarding the valuation and disposition of the Utility's hydroelectric assets, specifying that the value of those assets for purpose of transition cost calculation is $2.8 billion.

  At August 31, 2000, consistent with transition cost recovery procedures adopted by the CPUC , the Utility credited its TCBA by $2.1 billion, the amount by which the value of the hydroelectric generating assets exceeded the aggregate book value of such assets. The Utility also established a separate regulatory asset in the same amount. The accounting entries were based on the value used in the proposed settlement discussed above. Based on the credit made to the TCBA, the Utility would have completed collection of all transition costs that must be collected during the transition period as of August 2000. If the hydroelectric assets were to be sold or valued at a higher amount, the Utility's transition costs would have been recovered as of an earlier date. Testimony taken to date in the CPUC proceeding in which valuation is to be established put the range of market values from $2.4 billion to in excess of $3 billion under operating and market conditions prior to June 2000. On October 16, 2000, the CPUC issued a ruling re-opening the proceeding to obtain more information from parties about market valuation in light of the different market conditions experienced during the summer of 2000. That new testimony is to be submitted in December 2000 with further testimony and evidentiary hearings scheduled for next year. The accounting entries discussed above are subject to later adjustment based on the final valuation of the hydroelectric assets adopted by the CPUC.

  Under the electric industry restructuring law, after the Utility recovers its transition costs, the Utility's retail customers assume responsibility for wholesale energy costs. Actual changes in customer rates will not occur until the Utility files for new retail rates and the CPUC authorizes them.

  During the transition period, the Utility is required to continue to use the transition period accounting mechanisms, discussed above. This requires that revenues from sales to the PX of Utility-owned generation and generation from QFs and other providers in excess of costs be credited to the TCBA. In addition, the TCBA balance includes a credit for the amount of PX revenues from the Utility's sale of generation from the Diablo Canyon nuclear power plant to the PX that exceed revenues from the fixed Incremental Cost Incentive Price (ICIP). (During 2000, the ICIP is 3.43 cents per kWh.) After taking into account the credit for the hydroelectric assets described above, at September 30, 2000, the Utility's TCBA had a credit balance of approximately $585 million. As mentioned above, the CPUC has issued a ruling indicating that it would reconsider certain of these accounting mechanisms noting that the CPUC has the authority to implement any necessary changes to the electric restructuring accounting provisions and cost recovery consistent with statutory requirements.


Generation Divestiture
----------------------
  In 1998, the Utility sold three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and a combined capacity of 2,645 megawatts
(MW).

  On April 16, 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and a combined capacity of 3,065 MW.

  On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. At the time of sale, these facilities had a combined book value of $244 million and a combined capacity of 1,224 MW.

  The gains from the sale of the fossil-fueled generation plants were used to offset other transition costs. Likewise, the loss from the sale of the complex of geothermal generation facilities is being recovered as a transition cost.

  The Utility has retained a liability for required environmental remediation related to any pre-closing soil or groundwater contamination at the plants it has sold.

  As discussed above, on August 9, 2000, the Utility and a number of interested parties filed an application with the CPUC requesting that the CPUC approve a settlement agreement reached by these parties in the Utility's proceeding to determine the market value of its hydroelectric generation assets. In this settlement agreement, the Utility indicated that it would transfer its hydroelectric generation assets, at a value of $2.8 billion, to an affiliate (referred to herein as PG&E CalHydro) that would not be subject to cost of service regulation by the CPUC.

  PG&E CalHydro would hold and operate the assets, subject to a 40-year revenue sharing agreement (RSA) between PG&E CalHydro and the Utility. Under the RSA, PG&E CalHydro would be allowed to recover an authorized inflation-indexed operations and maintenance allowance, certain other expenses including an allowance for capital additions, and a return on capital investment. The return on equity (ROE) initially would be set at 12.50 percent and would be subject to an indexed adjustment trigger. Under the RSA, 90 percent of the after-tax earnings received in excess of the agreed-upon costs (including the target ROE) would be returned to the Utility to be used as a credit against current costs charged to the Utility's distribution ratepayers. If market revenues were insufficient to recover the agreed-upon costs of operating the hydroelectric facilities (including the target ROE) over a multi-year period, 90 percent of the revenue shortfalls would be charged to the Utility to be recovered from distribution customers.

  The RSA would become effective on the date that the CPUC order approving the settlement and the RSA becomes final and non-appealable, subject to termination by either the Utility or PG&E CalHydro in certain circumstances. The CPUC may accept the settlement or reject it, suggest changes to it, or adopt a different valuation approach. In addition, the transfer of the assets from the Utility to PG&E CalHydro will require the approval of the FERC.

  At September 30, 2000, the book value of the Utility's net investment in hydroelectric generation assets was approximately $700 million. The above settlement, if approved, would result in a pre-tax charge of $2.1 billion. If the value of the hydroelectric generation assets is determined by any method other than a sale of the assets to an unrelated third party, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. The CPUC is not likely to consider the Utility's proposed settlement until next year, and it is uncertain at this time whether the settlement will be approved, modified or rejected, or withdrawn.


Post-Transition Period
----------------------
  The CPUC has established the Purchased Electric Commodity Account (PECA) for the Utility to track energy costs after the rate freeze and transition period end. In June 2000, the CPUC issued a decision in the second phase of the Utility's post-transition period electric ratemaking proceeding. Among other things, the CPUC determined that the PECA would reflect a pass-through of energy costs, possibly subject to after-the-fact reasonableness reviews.

  After the rate freeze ends, Diablo Canyon will be operated as a competitive generator of electricity with revenues generated from prevailing market rates. During the rate freeze, Diablo Canyon's operating costs have been recovered through the incremental cost incentive price (ICIP) mechanism. The ICIP, which has been in place since January 1, 1997, is a performance-based mechanism that establishes a rate per kWh generated by the facility. The ICIP prices for 1999, 2000, and 2001 are 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively.

  As required by a prior CPUC decision on June 30, 2000, the Utility filed an application with the CPUC requesting approval of its proposal for sharing with ratepayers 50 percent of the post-rate freeze net benefits of operating Diablo Canyon. The net benefit sharing methodology proposed in the Utility's application would be effective at the end of the current electric rate freeze for the Utility's customers and would continue for as long as the Utility owned Diablo Canyon. Under the proposal, the Utility would share the net benefits of operating Diablo Canyon based on the audited profits from operations, determined consistent with the prior CPUC decisions. If Diablo Canyon experiences losses, such losses would be accrued and netted against profits in the calculation of the net benefits in subsequent periods (or against profits in prior periods if subsequent profits are insufficient to offset such losses). Any changes to the net sharing methodology must be approved by the CPUC.


Future Competition
------------------
  Opening California's electric generation to competition has raised certain interest in introducing further competition in the electric industry. The CPUC has opened a rulemaking proceeding to examine the various issues associated with distributed generation. Distributed generation enables the siting of electric generation technologies in close proximity to electric demand, and raises issues about stranded costs (both within distribution and transmission systems), interconnection charges, and cost allocation. The CPUC staff has issued a report identifying options for possible CPUC consideration regarding the additional unbundling of the electric distribution function and evaluate the investor-owned utilities' role of default provider of electricity.

  It is too early to predict what may come of these matters. PG&E Corporation is unable to predict when these issues will be addressed by the CPUC or whether the results will have any impact on the Utility.



PG&E NATIONAL ENERGY GROUP

  PG&E National Energy Group has been formed to pursue opportunities created by the gradual restructuring of the energy industry across the nation. PG&E National Energy Group integrates our national power generation, gas transmission, and energy trading businesses. PG&E National Energy Group contemplates increasing PG&E Corporation's national market presence through a balanced program of acquisition and development of energy assets and businesses, while at the same time undertaking ongoing portfolio management of its assets and businesses. PG&E National Energy Group's ability to anticipate and capture profitable business opportunities created by restructuring will have a significant impact on PG&E Corporation's future operating results.


Independent Power Generation
----------------------------
  Through PG&E Gen and its affiliates, we participate in the development, construction, operation, ownership, and management of non-utility electric generating facilities that compete in the United States power generation market. In September 1998, PG&E Corporation, through its indirect subsidiary USGen New England, Inc. (USGenNE), completed the acquisition of a portfolio of electric generation assets and power supply contracts from the New England Electric System (NEES). The purchased assets include hydroelectric, coal, oil, and natural gas generation facilities with a combined generating capacity of about 4,000 MW.

  As part of the New England electric industry restructuring, the local utility companies were required to offer Standard Offer Service (SOS) to their retail customers. Retail customers may select alternative suppliers at any time. The SOS is intended to provide customers with a price benefit (the commodity electric price offered to the retail customer is expected to be less than the market price) for the first several years, followed by a price disincentive that is intended to stimulate the retail market.

  Retail customers may continue to receive SOS through June 30, 2002, in New Hampshire (subject to early termination on December 31, 2000, at the discretion of the New Hampshire Public Service Commission), through December 31, 2004, in Massachusetts, and through December 31, 2009, in Rhode Island. However, if customers choose an alternate supplier, they are precluded from going back to the SOS.

  In connection with the purchase of the generation assets, USGenNE entered into wholesale agreements with certain of the retail companies of NEES to supply at specified prices the electric capacity and energy requirements necessary for their retail companies to meet their SOS obligations. These companies are responsible for passing on to us the revenues generated from the SOS. USGenNE currently is indirectly serving a large portion of the SOS electric capacity and energy requirements for these companies, except in New Hampshire. For the nine months ended September 30, 2000, the contract SOS price paid to generators was $.38 per kWh for generation. On March 1, 1999, Constellation Power Source, Inc. won the New Hampshire component of the SOS through a competitive bidding solicitation. On January 7, 2000, USGenNE paid approximately $15 million to a third party for this third party's assumption of 10 percent of the Massachusetts Electric Company/Nantucket Electric Company SOS and 40 percent of the Narragansett SOS.

  Like other utilities, New England utilities previously entered into agreements with unregulated companies (e.g., qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA)) to provide energy and capacity at prices that are anticipated to be in excess of market prices. We assumed NEES' contractual rights and duties under several of these power purchase agreements. At September 30, 2000, these agreements provided for an aggregate 470 MW of capacity. However, NEES will make support payments to us toward the cost of these agreements. The support payments by NEES total $0.9 billion in the aggregate (undiscounted) and are due in monthly installments from September 1998 through January 2008. In certain circumstances, with our consent, NEES may make a full or partial lump sum accelerated payment.

  Initially, approximately 90 percent of the acquired operating capacity, including capacity and energy generated by other companies and provided to us under power purchase agreements, is dedicated to servicing SOS customers. Currently, approximately 60 percent to 70 percent of the capacity is dedicated to serving SOS customers. To the extent that customers eligible to receive SOS choose alternate suppliers, or as these obligations are sold to other parties, this percentage will continue to decrease. As customers choose alternate suppliers, or the SOS obligations are sold, a greater proportion of the output of the acquired operating capacity will be subject to market prices.


Gas Transmission Operations
---------------------------
  PG&E Corporation participates in the "midstream" portion of the gas business through PG&E GT NW. PG&E GT NW owns and operates gas transmission pipelines and associated facilities which extend over 612 miles from the Canada-U.S. border to the Oregon-California border. PG&E GT NW provides firm and interruptible transportation services to third party shippers on an open-access basis. Its customers are principally retail gas distribution utilities, electric utilities that use natural gas to generate electricity, natural gas marketing companies, natural gas producers, and industrial consumers.

  On January 27, 2000, PG&E National Energy Group signed a definitive agreement providing for the sale of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively, PG&E GT Texas). The consideration to be received by PG&E National Energy Group includes $279 million in cash, subject to adjustments for working capital, as well as the assumption by El Paso of liabilities associated with PG&E GT Texas and debt having a book value of approximately $566 million.

  In 1999, PG&E Corporation recognized a charge against earnings of $890 million after tax, or $2.42 per share, to reflect PG&E GT Texas' assets at their fair market value. The composition of the pre-tax charge is as follows: (1) an $819 million write-down of net property, plant, and equipment, (2) the elimination of the unamortized portion of goodwill, in the amount of $446 million, and (3) an accrual of $10 million representing selling costs.

  Proceeds from the sale will be used to retire short-term debt associated with PG&E GT Texas' operations and for other corporate purposes. Closing of the sale, which is expected in the fourth quarter of 2000, is subject to approval under the Hart-Scott-Rodino Act.


Energy Trading
--------------
  Through PG&E ET, we purchase bulk volumes of power and natural gas from PG&E Corporation affiliates and the wholesale market. We then schedule, transport, and resell these commodities, either directly to third parties or to other PG&E Corporation affiliates. PG&E ET also provides risk management services to PG&E Corporation's other businesses (except the Utility) and to wholesale customers. (See "Price Risk Management Activities" below; and Note 3 of the Notes to Condensed Consolidated Financial Statements.)


Energy Services
---------------
  In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E ES, its wholly owned subsidiary, through a sale. The disposal has been accounted for as a discontinued operation and PG&E Corporation's investment in PG&E ES was written down to its then estimated net realizable value. In addition, PG&E Corporation provided a reserve for anticipated losses through the anticipated date of sale. The total provision for discontinued operations was $58 million, net of income taxes of $36 million. During the second quarter of 2000, PG&E National Energy Group finalized the transactions related to the disposal of PGE ES for $20 million, plus net working capital of approximately $65 million, for a total of $85 million. In addition, the sale of the Value-Added Services business and various other assets was completed on July 21, 2000, for a total consideration of $18 million. Both of these sales have working capital true-ups, which will not be finalized until 2001. For the three and nine months ended September 30, 2000, an additional estimated loss of $19 million (or $0.05 per share), net of income taxes of $13 million was recorded as actual and anticipated losses in connection with the disposition. The PG&E ES business segment generated net losses from operations of $34 million, net of income taxes of $26 million for the nine-month period ended September 30, 1999.


REGULATORY MATTERS

  A significant portion of PG&E Corporation's operations are regulated by federal and state regulatory commissions. These commissions oversee service levels and, in certain cases, PG&E Corporation's revenues and pricing for its regulated services. The Utility is the only subsidiary with significant regulatory proceedings at this time. Any change in authorized electric revenues resulting from any of the electric proceedings discussed below would not impact the Utility's customer electric rates during the transition period because these rates are frozen. However, any change would affect the amount of revenues available for the recovery of transition costs. Any change in authorized gas revenues resulting from gas proceedings would result in a change in the Utility's customer gas rates. The Utility's pending proceedings to determine the method for sharing the net benefits of operating Diablo Canyon with ratepayers after the rate freeze and the value of its hydroelectric generation assets and how such valuation will affect the Utility's ability to recover its generation-related transaction costs are discussed above.


The 1999 General Rate Case (GRC)
--------------------------------
  The CPUC's final decision issued in February 2000 in the Utility's 1999 GRC application increased annual electric distribution revenues by $163 million and annual gas distribution revenues by $93 million, as compared to revenues authorized for 1998. Although the increase in electric and gas distribution revenues was retroactive to January 1, 1999, prior quarters were not restated. Instead, the entire increase was reflected in the fourth quarter of 1999. Had the Utility restated prior quarters, 1999 net earnings for the nine months ended September 30, 1999, would have been $115 million higher than reported.

  In March 2000, two intervenors filed applications for rehearing of the GRC decision, alleging that the CPUC committed legal errors by approving funding in certain areas that were not adequately supported by record evidence. In April 2000, the Utility filed its response to these applications for rehearing, defending the GRC decision against the allegations of error. A CPUC decision on the applications for rehearing is expected by the end of 2000.


The 2002 General Rate Case (GRC)
--------------------------------
  Also in the 1999 GRC final decision, the CPUC ordered the Utility to file a 2002 GRC. In July 2000, the CPUC issued a decision requiring the Utility to file a Notice of Intent with the CPUC by May 1, 2001, a delay of nine months
compared to the procedural timetable in effect for the 1999 GRC.   The CPUC
decision affirms that rates would still become effective on January 1, 2002, although the CPUC decision may not be rendered until late 2002.


The 2001 Attrition Rate Adjustment (ARA)
----------------------------------------
  In July 2000, the Utility filed an ARA application with the CPUC to increase its 2001 electric distribution revenues by $189 million, effective January 1, 2001, to reflect inflation and the growth in capital investments necessary to serve customers. The Utility did not request an increase in gas distribution revenues. The Utility has requested expedited treatment of the application and has proposed a schedule to ensure that the 2001 ARA decision is issued before January 1, 2001. The assigned commissioner has issued a ruling that requires hearings on a number of issues and indicated that a final decision would be issued no later than January 2002. However, that ruling stated that the CPUC will consider an interim order that would allow the final decision to be effective on an earlier date. The Utility intends to file a request for an interim order granting the full attrition relief requested subject to refund or adjustment when the final decision is issued.


The Year 2000 Cost of Capital Proceeding
----------------------------------------
  In June 2000, the CPUC issued a final decision in the Utility's 2000 cost of capital proceeding, adopting a return on common equity (ROE) of 11.22 percent on electric and gas distribution operations, retroactive to February 17, 2000, as compared to the Utility's former authorized ROE of 10.6 percent. The decision also affirmed the existing authorized Utility capital structure of 46.2 percent long-term debt, 5.8 percent preferred stock, and
48.0 percent common equity.

  The decision results in an authorized 9.12 percent overall rate of return
(ROR) on Utility electric and gas distribution rate base. The Utility's 2000 electric and gas revenues will increase by approximately $37 million and $12 million, respectively, for the period February 17, 2000, through December 31, 2000.


The Year 2001 Cost of Capital Proceeding
----------------------------------------
  In May 2000, the Utility filed an application with the CPUC to establish its authorized ROR for electric and gas distribution operations for 2001.
The application requests a ROE of 12.4 percent, and an overall ROR of 9.75 percent. The Utility's proposal for test year 2001 ROE for its electric distribution and gas distribution lines of business is 1.18 percent higher than the 2000 ROE of 11.22 percent. If granted, the requested ROR would increase electric distribution revenues by approximately $72 million and gas distribution revenues by approximately $23 million. The application also requests authority to implement an Annual Cost of Capital Adjustment Mechanism for 2002 through 2006 that would replace the annual cost of capital proceedings. The proposed adjustment mechanism would modify the Utility's cost of capital based on changes in an interest rate index. The Utility also proposes to maintain its currently authorized capital structure of 46.2 percent long-term debt, 5.8 percent preferred stock, and 48.0 percent common equity.


FERC Transmission Rate Cases
----------------------------
  Since April 1998, electric transmission revenues have been authorized by the FERC, including various rates to recover transmission costs from the Utility's former bundled retail transmission customers. The FERC has not yet acted upon a settlement filed by the Utility that, if approved, would allow the Utility to recover $345 million in electric transmission rates for the 14-month period of April 1, 1998, through May 31, 1999. During this period, somewhat higher rates have been collected, subject to refund.

  In the current year, the FERC has approved two settlements. In April 2000, the FERC approved a settlement that permits the Utility to recover $264 million in electric transmission rates retroactively for the 10-month period from May 31, 1999 to March 31, 2000. In September 2000, the FERC approved another settlement that permits the Utility to recover $340 million annually in electric transmission rates and made this retroactive to April 1, 2000.

  In October 2000, the Utility filed a request to increase future revenues by $57 million annually to $397 million in electric transmission rates. The Utility does not expect a material impact on its financial position or results of operations resulting from these matters.


The CPUC's Gas Strategy Investigation, Phase 2
----------------------------------------------
  In January 1998, the CPUC opened a rulemaking proceeding to explore alternative market structures in the natural gas industry in California. In January 2000, the Utility and a broad-based coalition of shippers, consumer groups, marketers, and others filed a settlement with the CPUC which reaffirmed the basic structure of the Gas Accord and would continue the Gas Accord through its original term of December 31, 2002. In May 2000, the CPUC approved the uncontested settlement.


Performance-Based Ratemaking (PBR) Application
----------------------------------------------
  In June 2000, the CPUC granted the Utility's request to withdraw its PBR application filed in November 1998. The Utility had requested the withdrawal in accordance with the 1999 General Rate Case decision issued in February 2000, which required a 2002 GRC before a PBR revenue/rate indexing mechanism could be implemented. In closing the PBR proceeding, the CPUC ordered the Utility to file a new PBR application by September 2000, for financial rewards/penalties associated with utility performance in meeting prescribed standards on measures such as electric reliability and customer service.

  In September 2000, the Utility filed an application with the CPUC to establish (1) performance standards and associated financial rewards and penalties for electric and gas distribution service (2) a revenue-sharing mechanism for new categories of non-tariffed products and services (NTP&S) offered by the Utility and (3) ratemaking for proceeds from sales or transfers of certain non-generation related land. The total maximum annual reward or penalty is $54 million per year, consisting of $52 million for electric distribution and $2 million for gas distribution. The revenue-sharing mechanism proposes to share net positive after-tax revenues from new categories of NTP&S equally between ratepayers and shareholders. Finally, the Utility requests that the CPUC establish basic rules about the allocation of gains and losses from the Utility's non-generation-related land sales.


RESULTS OF OPERATIONS

  The table below presents for the three and nine months ended September 30, 2000 and 1999, certain items from our Condensed Consolidated Income Statement detailed by Utility and PG&E National Energy Group operations of PG&E Corporation. (In the Total column, the table shows the consolidated results of operations for these groups.) The information for PG&E Corporation (the Total column) includes the appropriate intercompany elimination. Following this table we discuss our results of operations.



                        Utility          PG&E National Energy Group
                        -------  ---------------------------------------------
                                              PG&E GT                 Elimi-
                                          ----------------           nations &
                                 PG&EGen    NW      Texas   PG&E ET  Other (1)     Total
                                 -------  -------  -------  -------  ---------  --------
(in millions)

For the three months ended September 30, 2000
Operating revenues       $ 2,523  $   290  $    64  $   258  $ 4,777  $  (408)  $   7,504
Operating expenses         1,990      257       28      224    4,766     (390)      6,875
                         -------  -------  -------  -------  -------  -------   ---------
Operating income                                                                      629
Other income, net                                                                      45
Interest expense, net                                                                 191
Income taxes                                                                          239
Income from continuing
   operations                                                                         244
Net income                                                                      $     225

EBITDA (2)                $  (446) $    58  $    46  $    28   $    13  $   (19) $   (320)

For the three months ended September 30, 1999
Operating revenues       $ 2,587  $   275  $    56  $   177   $ 3,490  $  (368)  $  6,217
Operating expenses         2,101      255       26      174     3,521     (376)     5,701
                         -------  -------  -------  -------  -------  -------    -------
Operating income                                                                      516
Other income, net                                                                      20
Interest expense, net                                                                 190
Income taxes                                                                          149
Income from continuing
   operations                                                                         197
Net income                                                                       $    185

EBITDA (2)               $  1,096  $   43   $   47   $    17  $   (29) $   10    $  1,184

For the nine months ended September 30, 2000
Operating revenues       $  7,037  $  883   $  177   $   707  $ 10,493 $ (1,147) $ 18,150
Operating expenses          5,382     763       77       657    10,468   (1,124)   16,223
                          -------  ------   ------    ------    ------   ------   ------
Operating income                                                                    1,927
Other income, net                                                                      72
Interest expense, net                                                                 556
Income taxes                                                                          671
Income from continuing
   operations                                                                         772
Net income                                                                       $    753

EBITDA (2)               $  1,006  $  187   $  131   $   37   $   32   $    (24) $  1,369

For the nine months ended September 30, 1999
Operating revenues       $  6,905  $  818   $  166   $  970   $8,145   $   (979) $ 16,025
Operating expenses          5,545     742       76    1,001    8,181       (977)   14,568
                           ------  ------   ------   ------   ------    -------   -------
Operating income                                                                    1,457
Other income, net                                                                      81
Interest expense, net                                                                 583
Income taxes                                                                          395
Income from continuing
   operations                                                                         560
Net income                                                                       $    538

EBITDA (2)               $  2,841  $  157   $  128   $   22   $  (29)  $      1  $  3,120

(1) Net income on intercompany positions recognized by segments using mark-to-market accounting is eliminated.  Intercompany transactions are also eliminated.

(2) EBITDA measures earnings (after preferred dividends) before interest expense (net of interest income), income taxes, depreciation, and amortization.


Overall Results
---------------
  PG&E Corporation's net income for the third quarter of 2000 increased 21.6 percent to $225 million from $185 million in the prior year's third quarter. Of the $40 million increase, PG&E National Energy Group accounted for $8 million of the increase and the Utility's third quarter net income available for common stock accounted for $32 million of the increase.

  Net income for the nine-month period ended September 30, 2000, increased
40.0 percent to $753 million from $538 million for the same period in 1999. Of the $215 million increase, PG&E National Energy Group accounted for $58 million of the increase and the Utility's net income available for common stock for the first nine months of 2000 accounted for $157 million of the increase.

  The increase in performance is attributable to the following factors:

  - In the first quarter of 2000, the Utility received the final order on its general rate case. Although the increase in revenue requirements was retroactive to January 1, 1999, the prior quarters were not restated and the entire increase was reflected in the fourth quarter of 1999. If the prior year's quarterly periods had been restated for the general rate case outcome, the rate order would have increased the 1999 third quarter Utility net earnings by approximately $38 million ($0.11 per share) and increased 1999 year-to-date earnings by approximately $115 million ($0.32 per share).

  - In the second quarter of 2000, the Utility received a final decision from the CPUC increasing its authorized cost of capital from 10.6 percent to
11.22 percent, retroactive to February 2000, resulting in an approximate $7 million ($0.02 per share) and $18 million ($0.05 per share) increase in the 2000 third quarter and year-to-date earnings, respectively, as compared to similar periods in 1999.

  - PG&E Energy Trading's (PG&E ET) third quarter 2000 net income before restructuring charges increased $22 million over 1999 third quarter results due to across the board improvements in gas and power trading, asset management, and structured transactions. This increase was offset by a $4 million after-tax ($.01 per share) charge associated with the restructuring of PG&E National Energy Group. PG&E ET's net income for the first nine months of 2000, net of restructuring charges of $13 million after-tax ($0.04 per share), increased $33 million compared to the same period of 1999.

  - At the end of 1999, PG&E Corporation also announced its plans to dispose of PG&E GT Texas and these assets were written down to estimated fair value. PG&E GT Texas has operated at a breakeven basis in 2000 and reported losses of $7 million ($0.02 per share) and $33 million ($0.10 per share) for the three and nine months ended September 30, 1999, respectively.

  - Effective the first quarter of 1999, PG&E Corporation changed its method of accounting for major maintenance and overhauls at PG&E National Energy Group. Beginning January 1, 1999, the cost of major maintenance and overhauls, principally at the PG&E Gen business segment, has been accounted for as incurred. The change resulted in PG&E Corporation recording income of $12 million after-tax ($0.03 per share), reflecting the cumulative effect of the change in accounting principle for the first nine months of 1999.

  - At the end of 1999, PG&E Corporation announced its plans to dispose of PG&E Energy Services (PG&E ES) and these assets were written down to net realizable value. PG&E ES has operated at a breakeven basis in 2000 and reported losses of $12 million ($0.03 per share) and $34 million ($0.09 per share) for the three and nine months ended September 30, 1999, respectively. Additionally, during the third quarter of 2000, the Company recorded an after-tax charge of $19 million ($0.05 per share) to reflect the closing of transactions to dispose of the retail energy services business and related commodity portfolio.


Operating Revenues
------------------

  Utility operating revenues decreased $64 million and increased $132 million in the third quarter and first nine months of 2000, respectively, compared to similar periods of the prior year. The decrease for the third quarter of 2000, as compared to the same period in 1999, is principally attributable to the effect of higher wholesale power market prices and resulting credits issued to direct access customers. These customers, principally large industrial companies, procure electricity from independent generators under long-term contracts and receive a credit on their utility bills at prevailing market prices.

  The increase in operating revenues for the nine-month period ended September 30, 2000, as compared to the same period in 1999, relates to higher gas and electric sales to commercial and industrial customers due to their higher usage. Additionally, increases in the price of gas have increased revenues.

  PG&E National Energy Group operating revenues increased $1,351 million and $1,993 million in the third quarter and first nine months of 2000, respectively, compared to similar periods of 1999. PG&E National Energy Group has focused its trading efforts on asset management, structured transactions, and higher-margin trades, resulting in increased trading volume principally in the Northeast. In addition, increases in the price of power and gas in the second and third quarters resulted in increased revenues.


Operating Expenses
------------------
  Utility operating expenses decreased $111 million and $163 million in the three and nine month periods ended September 30, 2000, respectively, compared to similar periods of the prior year.


The tables below summarize the changes in the Utility's operating expenses:


                                                   Three months ended
                                                      September 30,         Increase    Increase
                                                     2000        1999      (Decrease)  (Decrease)
                                                  --------    --------      --------    --------
(in millions)
Utility operating expenses:
Cost of electric energy                           $  2,056    $    746      $  1,310    175.6%
Deferred electric procurement costs                 (2,176)         -         (2,176)         -
Cost of gas                                            178         118            60     50.8%
Operating and maintenance, net                         730         615           115     18.7%
Depreciation, amortization and decommissioning       1,202         622           580     93.2%

                                                  --------    --------      --------   --------
Total                                             $  1,990    $  2,101      $   (111)    (5.3)%
                                                  ========    ========      ========   ========

                                                    Nine months ended
                                                      September 30,        Increase    Increase
                                                     2000        1999      (Decrease)  (Decrease)
                                                   --------    --------     --------   --------
(in millions)
Utility operating expenses:
Cost of electric energy                            $  3,544    $  1,681     $  1,863     110.8%
Deferred electric procurement costs                  (2,789)          -       (2,789)        -
Cost of gas                                             643         502          141      28.1%
Operating and maintenance, net                        1,824       1,849          (25)     (1.4)%
Depreciation, amortization and decommissioning        2,160       1,513          647      42.8%

                                                   --------    --------     --------   ---------
Total                                              $  5,382    $  5,545     $   (163)     (2.9)%
                                                   ========    ========     ========   =========

  The overall decrease in operating expenses is attributable to the deferral of increased wholesale energy prices during the third quarter of 2000. To the extent that current operating costs, including the cost of electric energy, exceed frozen utility electric revenues, wholesale energy costs are deferred in accordance with California's transition plan.

  The increase in depreciation expense of $580 million and $647 million, for the three and nine month period ended September 30, 2000, respectively, as compared to the same periods in the prior year, is attributable to the accelerated amortization arising from proceeds from sales to the PX being applied to offset transition costs in accordance with California's transition plan.

  The increase in operating and maintenance expense reflects the impact in 2000 of an unscheduled 10-day outage at Diablo Canyon with no such outage in the same period of the prior year. The cost of electric energy and the cost of gas both increased for the quarter and year-to-date over comparable prior year periods because of increases in the volume of gas purchased and increases to the price of power and gas.

  Operating expenses at PG&E National Energy Group increased $1,285 million and $1,818 million in the third quarter and first nine months of 2000, respectively, compared to the similar periods of the prior year. The increase results from the increased trading volumes discussed above, increases in the cost of power and gas, partially offset by reduced depreciation and amortization expense at PG&E GT Texas reflective of the disposal of the PG&E GT Texas assets.


EBITDA
-------
  PG&E Corporation's EBITDA has decreased $1,504 million and $1,751 million to ($320) million and $1,369 million for the third quarter and first nine months of 2000, respectively. The decreases are principally attributable to the impact of higher fuel prices at the Utility during the third quarter of 2000. The Utility defers the increased fuel costs in excess of the generation component in frozen rates through its regulatory balancing account mechanism in accordance with California's transition plan.


Income Taxes
------------
  The effective tax rate for the Corporation has increased to 46.5 percent in the first nine months of 2000 compared to 41.4 percent in the prior year's first nine months as a result of (1) electric industry restructuring which has resulted in the reversal of temporary tax differences at the Utility whose tax benefits were originally flowed through to customers independent of pre-tax income, and (2) higher state taxes.


Dividends
---------
  We base our common stock dividend on a number of financial considerations, including sustainability, financial flexibility, and competitiveness with investment opportunities of similar risk. Our current quarterly common stock dividend is $.30 per common share, which corresponds to an annualized dividend of $1.20 per common share. We continually review the level of our common stock dividend, taking into consideration the impact of the changing regulatory environment throughout the nation, the resolution of asset dispositions, the operating performance of our business units, and our capital and financial resources in general.

  The CPUC requires the Utility to maintain its CPUC-authorized capital structure, potentially limiting the amount of dividends the Utility may pay PG&E Corporation. The Utility has been in compliance with its CPUC-authorized capital structure. PG&E Corporation and the Utility believe that this requirement will not affect PG&E Corporation's ability to pay common stock dividends. However, depending on the timing and outcome of the valuation of the Utility's hydroelectric facilities discussed in "Generation Divestiture" above, certain valuation methods could necessitate a waiver of the CPUC's authorized capital structure in order to permit PG&E Corporation or the Utility to continue paying common stock dividends at the current level. In addition, a material write-off of net generation-related regulatory assets, including deferred electric procurement costs, or the Utility's inability to continue to defer future electric procurement costs, as discussed above, could necessitate a waiver of the CPUC's authorized capital structure in order to permit PG&E Corporation or the Utility to continue to pay common stock dividends at the current level.


LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows from Operating Activities
------------------------------------
  Net cash provided by PG&E Corporation's operating activities totaled $1,210 million and $2,023 million during the nine months ended September 30, 2000 and 1999, respectively.

Utility:

  Net cash provided by the Utility's operating activities totaled $1,297 million and $1,923 million during the nine months ended September 30, 2000 and 1999, respectively. High PX prices in the third quarter of 2000 have adversely impacted the amount of cash generated by the Utility from operations during these months. However, monthly payments to the ISO and PX are due 90 days after the end of the month of service increasing the Utility's accounts payable balance. The significant extent to which costs have exceeded revenues in recent months and are expected to continue to exceed current revenues, has caused the Utility to obtain additional sources of financing.

  On October 19, 2000, the CPUC approved the Utility's request to increase its current authorized amount of short-term debt by $1.4 billion, raising the Utility's short-term debt authority to $3.1 billion. The additional $1.4 billion may only be used for the purpose of financing the purchase of wholesale power for delivery to the Utility's retail customers. The Utility has executed a credit agreement for an additional $1 billion in revolving credit facilities to provide commercial paper backup to support its higher purchased power costs and the associated increases in the TRA. The Utility is in the process of completing the sale of $670 million of 364-day Floating Rate Notes and $680 million of Senior Notes due on November 1, 2005 to meet financing needs under existing authorities. Additionally, the Utility has filed a request with the CPUC requesting authority to issue an additional $2 billion in long-term debt instruments. The Utility's liquidity will depend in significant part upon the extent to which regulatory bodies allow the Utility to recover in rates the deferred energy procurement costs discussed above.


PG&E National Energy Group:

  We have entered into tolling agreements with several counterparties giving PG&E ET the rights to sell electricity generated by facilities owned and operated by another party. Under such arrangements, PG&E ET supplies the fuel to the power plant, and then sells the plant's output in the competitive market. At September 30, 2000, the annual estimated committed payments under such contracts range from approximately $1 million to $151 million, resulting in total committed payments over the next 22 years of approximately $2.5 billion.



Cash Flows from Financing Activities
------------------------------------
  We fund investing activities from cash provided by operations after capital requirements and, to the extent necessary, external financing. Our policy is to finance our investments with a capital structure that minimizes financing costs, maintains financial flexibility, and, with regard to the Utility, complies with regulatory guidelines. Based on cash provided from operations and our investing and disposition activities, we may repurchase equity and long-term debt in order to manage the overall size and balance of our capital structure.

  PG&E Corporation maintains two $500 million revolving credit facilities, one of which expires in November 2000 and the other in 2002. These credit facilities are used to support the commercial paper program and other short-term liquidity needs. The facility expiring in 2000 may be extended annually for additional one-year periods upon agreement with the lending institutions. There was $587 million of commercial paper outstanding at September 30, 2000. PG&E Corporation introduced a $200 million Extendible Commercial Note (ECN) program during the third quarter of 1999. The ECN program supplements our short-term borrowing capability and is not supported by the credit facilities. There were $200 million of ECNs outstanding at September 30, 2000. Also, at September 30, 2000, PG&E Corporation has $819 million of short-term investments.

  During the nine-month period ended September 30, 2000, we issued $52 million of common stock, primarily through the Dividend Reinvestment Plan and the stock option plan component of the Long-Term Incentive Program. During the nine-month period ended September 30, 2000, we paid dividends on our common stock of $325 million.

  During the nine-month period ended September 30, 1999, we repurchased $534 million of our common stock. The 1999 repurchases were executed through accelerated share repurchase programs. Under the agreement, PG&E Corporation purchased 16.6 million shares of its common stock from a counterparty and entered into a forward contract with the counterparty. PG&E Corporation retained the risk of increases and the benefit of decreases in the price of the common shares purchased by the counterparty. PG&E Corporation had the option to settle its obligations under the forward contract with either cash or shares of its common stock. For the three- and nine-month periods ended September 30, 1999, this agreement caused the none and $0.01 dilution, respectively, reflected in PG&E Corporation's diluted earnings per share.
This dilution was eliminated when the associated forward contract was settled.

  In October 1999, the Board of Directors of PG&E Corporation authorized an additional $500 million for the purpose of repurchasing shares of the Corporation's common stock on the open market. This authorization supplements the approximately $40 million remaining from the amount previously authorized by the Board of Directors on December 17, 1997. The authorization for share repurchase extends through September 30, 2001. As of September 30, 2000, through our wholly owned subsidiary, we repurchased 7.2 million shares, at a cost of $159 million under this authorization.



Utility:

  During the nine months ended September 30, 2000, the Utility paid dividends on its common stock of $375 million. In April 2000, the Utility repurchased from PG&E Corporation 11.9 million shares of its common stock at a cost of $275 million.

  The Utility's long-term debt that either matured, was redeemed, or was repurchased during the nine months ended September 30, 2000, totaled $291 million. Of this amount, $213 million related to the Utility's rate reduction bonds maturing, and $78 million related to the maturities of various of the Utility's medium-term notes and other debt. As discussed above, The Utility is in the process of completing the sale of $1,350 million of Floating Rate and Senior Notes. On October 18, 2000, it filed a request with the CPUC requesting authority to issue an additional $2 billion in long-term debt. Although there can be no assurance, the Utility believes it will be able to obtain additional financing on acceptable terms and conditions.

  The Utility maintains a $1 billion revolving credit facility, which expires in 2002. The Utility may extend the facility annually for additional one-year periods upon agreement with the banks. This facility is used to support the Utility's commercial paper program and other liquidity requirements. The total amount outstanding at September 30, 2000, backed by this facility, was $917 million in commercial paper. The next payments to the ISO and PX are due October 31, 2000. In the third quarter the Utility requested and received permission from the CPUC to increase its short-term borrowing authority by $1.4 billion to $3.1 billion. On October 18, 2000, it executed a credit agreement for an additional $1 billion in revolving credit facilities to provide commercial paper backup to support the higher purchased power costs experienced since June 2000. The Utility also introduced a $200 million ECN program which is not supported by the credit facilities. At September 30, 2000 there were no amounts outstanding under this program. At September 30, 2000, the Utility also had $242 million in short-term investments.


PG&E National Energy Group:

  During the nine months ended September 30, 2000, PG&E National Energy Group retired $385 million of long-term debt.

  PG&E Gen maintains two $550 million revolving credit facilities to support commercial paper programs, letters of credit and other short-term liquidity requirements. One facility expires in August 2001 and the other expires in 2003. The total amount of commercial paper outstanding at September 30, 2000 was $1 billion, with $500 million classified as noncurrent in the Condensed Consolidated Balance Sheet of PG&E Corporation.

  In 1998, USGenNE, a subsidiary of PG&E Gen, established a $100 million revolving credit facility that expires in 2003. As of September 30, 2000, there was no outstanding balance on this facility.

  PG&E GT NW maintains a $100 million revolving credit facility that expires in 2002, but has an annual renewal option allowing the facility to maintain a three-year duration. PG&E GT NW also maintains a $50 million 364-day credit facility that expires in 2001, but can be extended for successive 364-day periods. At September 30, 2000, PG&E GT NW had an outstanding commercial paper balance of $29 million, which is classified as noncurrent in the Condensed Consolidated Balance Sheet of PG&E Corporation.

  PG&E GTT maintains four separate credit facilities that total $250 million and are guaranteed by PG&E Corporation. At September 30, 2000, PG&E GTT had $215 million of outstanding short-term bank borrowings related to these credit facilities. These lines are cancelable upon demand and bear interest at each respective bank's quoted money market rate. The borrowings are unsecured and unrestricted as to use.


Cash Flows from Investing Activities
------------------------------------
Utility:

  The primary uses of cash for investing activities are additions to property, plant, and equipment, unregulated investments in partnerships, and acquisitions.

  The Utility's estimated capital spending for 2000 is approximately $1.3 billion, excluding capital expenditures for divested fossil and geothermal power plants. The Utility's capital expenditures for the nine months ended September 30, 2000, was $874 million.


PG&E National Energy Group:

  Four natural gas-fueled combined-cycle power plants are currently under construction which when completed will be owned or leased by PG&E National Energy Group. These power plants, referred to as "merchant power plants," will sell power as a commodity in the competitive marketplace. The electricity generated by these plants will be sold on a wholesale basis to local utilities and power marketers, including PG&E ET, which, in turn, will sell it to industrial, commercial, and other electricity customers.

  Millennium Power, a 360-MW power plant located in Massachusetts, is expected to begin commercial service in the last quarter of 2000. Lake Road Generating Plant (Lake Road), an approximately 790-MW power plant located in Connecticut, is expected to begin commercial service in 2001. La Paloma Generating Plant (La Paloma), an approximately 1,050-MW power plant located in California, is expected to begin commercial service in 2002. On September 28, 2000, PG&E National Energy Group purchased the Attala Power Project. Attala is a 500 MW gas-fired combined cycle project, which is approximately 50 percent complete, located in Mississippi and is expected to begin commercial service by summer 2001. During the second quarter critical environmental permits were obtained for the Athens Generating Plant, an approximately 1,080-MW power plant located in New York, and the approximately 1,040-MW Harquahala generating project located in Arizona. Both plants are expected to begin commercial service in 2003.


  Lake Road and La Paloma are being financed through synthetic leases with a third-party owner. PG&E National Energy Group will operate the plants under operating leases. The estimated cost to construct these plants is approximately $1.4 billion.

  PG&E National Energy Group broke ground for the Madison Wind Power Project in New York in April 2000. This 11.5 MW project will be the largest wind generating facility in the Eastern United States and began commercial operation in October 2000.

  In addition to the above projects under construction, PG&E National Energy Group has an additional 9,000 to 10,000 MW in development for commercial operation in the next five years. The expected commercial operation dates of the projects discussed above and the completion of future projects is subject to many factors, including but not limited to various regulatory and environmental approvals, adequate financing on satisfactory terms, competitive conditions including the expansion and retirement plans of others, market prices for electricity, future fuel prices, delays by third party contractors, and the availability of required equipment.


ENVIRONMENTAL MATTERS

  We are subject to laws and regulations established to both maintain and improve the quality of the environment. Where our properties contain hazardous substances, these laws and regulations require us to remove those substances or remedy effects on the environment. (See Note 6 of Notes to Condensed Consolidated Financial Statement for further discussion of these matters.)


RISK MANAGEMENT ACTIVITIES

  We have established a risk management policy that allows derivatives to be used for both hedging and non-hedging purposes (a derivative is a contract whose value is dependent on or derived from the value of some underlying asset). We use derivatives for hedging purposes primarily to offset underlying commodity price risks. We also participate in markets using derivatives to gather market intelligence, create liquidity, and maintain a market presence. Such derivatives include forward contracts, futures, swaps, and options. Net open positions often exist or are established due to PG&E Corporation's assessment of its response to changing market conditions. To the extent that PG&E Corporation has an open position, it is exposed to the risk that fluctuating market prices may adversely impact its financial results. Our risk management policy and the trading and risk management policies of our subsidiaries prohibit the use of derivatives whose payment formula includes a multiple of some underlying asset.

  We prepare a daily assessment of our portfolio market risk exposure using value-at-risk and other methodologies that simulate future price movements in the energy markets to estimate the size and probability of future potential losses. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selection of a confidence level for losses, volatility of prices, market liquidity, and a holding period. PG&E Corporation's daily value-at-risk for commodity price sensitive derivative instruments as of September 30, 2000, was $2.8 million for trading activities and $12.2 million for non-trading activities.

  Value-at-risk has several limitations as a measure of portfolio risk, including, but not limited to, underestimation of the risk of a portfolio with significant options exposure, inadequate indication of the exposure of a portfolio to extreme price movements, and the inability to address the risk resulting from intra-day trading activities.

  PG&E Corporation expects to adopt Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 138, effective January 1, 2001. The Statement will require us to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. We currently are evaluating what the effect of SFAS No. 133 will be on the earnings and financial position of PG&E Corporation. However, we already use the mark-to-market method of accounting for our commodity non-hedging and risk management activities.


LEGAL MATTERS

  In the normal course of business, both the Utility and PG&E Corporation are named as parties in a number of claims and lawsuits. (See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of significant pending legal matters.)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

  For a description of material legal proceedings, see Note 6 of the PG&E Corporation and Pacific Gas and Electric Company Notes to Condensed Consolidated Financial Statements under Part I, Item 1 above, as well as the Annual Report on Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31. 1999, and the Quarterly Report on Form 10-Q filed by PG&E Corporation and Pacific Gas and Electric Company for the quarter ended March 31, 2000.


Item 5.     Other Information
            -----------------

    Ratio of Earnings to Fixed Charges and Ratio of Earnings to
      Combined Fixed Charges and Preferred Stock Dividends

  Pacific Gas and Electric Company's earnings to fixed charges ratio for the nine months ended September 30, 2000, was 3.72. Pacific Gas and Electric Company's earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 2000, was 3.53. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-61959,
relating to Pacific Gas and Electric Company's various classes of debt and first preferred stock outstanding.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a) Exhibits:

     Exhibit 3.1   Bylaws of PG&E Corporation, dated as of August 22, 2000

     Exhibit 3.2 Bylaws of Pacific Gas and Electric Company, dated as of August 22, 2000

     Exhibit 11    Computation of Earnings Per Common Share

     Exhibit 12.1  Computation of Ratios of Earnings to Fixed
                   Charges for Pacific Gas and Electric Company

     Exhibit 12.2  Computation of Ratios of Earnings to Combined
                   Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

     Exhibit 27.1  Financial Data Schedule for the quarter ended
                   September 30, 2000, for PG&E Corporation

     Exhibit 27.2  Financial Data Schedule for the quarter ended
                   September 30, 2000, for Pacific Gas and Electric
                   Company

(b) The following Current Reports on Form 8-K were filed during the third quarter of 2000 and through the date hereof (2):

1. August 9, 2000
        Item 5.  Other Events
                 Pacific Gas and Electric Company's
                 Hydroelectric Generation Assets

2. September 14, 2000
        Item 5.  Other Events
                 Pacific Gas and Electric Company's
                 Attrition Rate Adjustment Application

3. October 25, 2000
       Item 5.  Other Events
                Third Quarter 2000 Consolidated Earnings,
                Pacific Gas and Electric Company's
                Wholesale Power Purchase Costs, and Other Matters


---------------
(2) Unless otherwise noted, all Current Reports on Form 8-K were filed under both Commission File Number 1-12609 (PG&E Corporation) and
Commission File Number 1-2348 (Pacific Gas and Electric Company).



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


      				      PG&E CORPORATION



                       	                CHRISTOPHER P. JOHNS
                                        --------------------
                          		By  CHRISTOPHER P. JOHNS
                          		    Vice President and Controller





                                    PACIFIC GAS AND ELECTRIC COMPANY




                                 	    KENT M. HARVEY
                                        --------------
                          	      By  KENT M. HARVEY
                                        Senior Vice President-Chief Financial
                                        Officer, Controller and Treasurer



Dated:   October 31, 2000






















Exhibit Index



Exhibit No.                   Description of Exhibit


3.1		Bylaws of PG&E Corporation, dated as of August 22, 2000

3.2	      Bylaws of Pacific Gas and Electric Company, dated as of
            August 22, 2000

11		Computation of Earnings Per Common Share

12.1		Computation of Ratio of Earnings to Fixed Charges for
            Pacific Gas and Electric Company

12.2	      Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

27.1		Financial Data Schedule for the quarter ended
            September 30, 2000 for PG&E Corporation

27.2		Financial Data Schedule for the quarter ended
            September 30, 2000 for Pacific Gas and Electric Company















26