Form 10-K/A
period 2002-12-31
PACIFIC GAS & ELECTRIC CO
filed 2003-03-12
CIK 75488

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State of Incorporation	IRS Employer Identification Number
1-12609	PG&E CORPORATION	California	94-3234914
1-2348	PACIFIC GAS AND ELECTRIC COMPANY	California	94-0742640
Pacific Gas and Electric Company
77 Beale Street
P.O. Box 770000
San Francisco, California
 (Address of principal executive offices)
94177
 (Zip Code)
(415) 973-7000
(Registrant's telephone number, including area code)	PG&E Corporation
One Market, Spear Tower
Suite 2400
San Francisco, California
 (Address of principal executive offices)
94105
 (Zip Code)
(415) 267-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
PG&E Corporation Common Stock, no par value Preferred Stock Purchase Rights	New York Stock Exchange and Pacific Exchange
Pacific Gas and Electric Company
First Preferred Stock, cumulative, par value $25 per share: Redeemable: 7.04%, 5% Series A, 5%, 4.80%, 4.50%, 4.36% Mandatorily Redeemable: 6.57%, 6.30% Nonredeemable: 6%, 5.50%, 5%	American Stock Exchange and Pacific Exchange
7.90% Deferrable Interest Subordinated Debentures	American Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the second fiscal quarter:

PG&E Corporation Common Stock	$6,559 million
Common Stock outstanding as of February 1, 2003:
PG&E Corporation:	407,576,505
Pacific Gas and Electric Company:	Wholly owned by PG&E Corporation

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the combined Annual Report to Shareholders for the year ended December 31, 2002	Part I (Item 1), Part II (Items 5, 6, 7, 7A, and 8), Part IV (Item 15)
(2)	Designated portions of the Joint Proxy Statement relating to the 2003 Annual Meeting of Shareholders	Part III (Items 10, 11, 12, and 13)

Explanatory Note

        This Amendment No. 2 on Form 10-K/A to PG&E Corporation's and Pacific Gas and Electric Company's joint Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 27, 2003, as amended by Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on March 6, 2003 (as amended, the Report), is being filed to include in Part IV, Item 15, exhibits 10.47, 10.47.1, 10.47.2, and 10.47.3, that were omitted from the Report. An amended list of exhibits, including the new exhibits, is set forth below.

        Except as described above, no other changes have been made to the Report. This Amendment No. 2 does not update any other disclosures to reflect developments since the original date of filing.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 5, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 3.1)
3.2	Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)
3.3	Bylaws of PG&E Corporation amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.3)
3.4	Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of May 6, 1998 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2348), Exhibit 3.1)
3.5	Bylaws of Pacific Gas and Electric Company amended as of February 19, 2003 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.5)
4.1	First and Refunding Mortgage of Pacific Gas and Electric Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November 1, 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1, 1979, August 1, 1983, and December 1, 1988 (incorporated by reference to Registration No. 2-1324, Exhibits B-1, B-2, and B-3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No. 2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-64313, Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; and Pacific Gas and Electric Company's Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2)
4.2	Indenture related to PG&E Corporation's 7.5% Convertible Subordinated Notes due June 2007, dated as of June 25, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.1).
4.3	Supplemental Indenture related to PG&E Corporation's 9.50% Convertible Subordinated Notes due June 2010, dated as of October 18, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 12609), Exhibit 4.1)
4.4	Warrant Agreement, dated as of June 25, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.9).
4.5	Warrant Agreement, dated as of October 18, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.2)
4.6	Form of Rights Agreement dated as of December 22, 2000, between PG&E Corporation and Mellon Investor Services LLC, including the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Form of Certificate of Determination of Preferences for the Preferred Stock as Exhibit C (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 4.2)

10.1	The Gas Accord Settlement Agreement, together with accompanying tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2), as amended by Operational Flow Order (OFO) Settlement Agreement, approved by the California Public Utilities Commission on February 17, 2000, in Decision 00-02-050, as amended by Comprehensive Gas OII Settlement Agreement, approved by the California Public Utilities Commission on May 18, 2000, in Decision 00-05-049 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10); and the Gas Accord II Settlement Agreement, approved by the California Public Utilities Commission on August 22, 2002, in Decision 01-09-016 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
10.2	Second Amended and Restated Credit Agreement, dated as of October 18, 2002, among PG&E Corporation, as Borrower, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and other parties (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.1)
10.3.1	Utility Stock Pledge Agreement (35 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.2)
10.3.2	Utility Stock Pledge Agreement (35 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.3)
10.3.3	Utility Stock Pledge Agreement (65 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.4)
10.3.4	Utility Stock Pledge Agreement (65 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.5)
10.4	Amended and Restated Credit Agreement among PG&E National Energy Group, Inc. and Chase Manhattan Bank dated August 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.3
10.5	Second Amendment, dated as of October 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 22, 2001, among PG&E National Energy Group, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Issuing Bank, the several lenders from time to time parties thereto, the Documentation Agents thereunder, the Syndication Agents thereunder, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to PG&E National Energy Group, Inc.'s Form 8-K filed October 28, 2002) (File No. 333-66032), Exhibit 10.1)
10.6	Credit Agreement, dated as of May 29, 2001, among PG&E National Energy Group Construction Company, LLC, as Borrower, the lenders from time to time parties thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.6)
10.7	First Amendment to Credit Agreement, dated as of June 5, 2002, among PG&E National Energy Group Construction Company, LLC, the lenders party thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.7)
10.8	Guarantee and Agreement (Turbine Credit Agreement), dated as of May 29, 2001, made by PG&E National Energy Group, Inc. in favor of Societe Generale, as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.8)

10.9	Amended and Restated Credit Agreement, dated as of March 15, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent and a Lead Arranger, Citibank, N.A., as Syndication Agent and a Lead Arranger, the other agents and arrangers thereunder, JP Morgan Chase Bank, as issuer of the Letters of Credit thereunder, the financial institutions party thereto from time to time, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.9)
10.10	Amended and Restated Guarantee and Agreement dated as of March 15, 2002, by PG&E National Energy Group, Inc., in favor of Societe Generale, as Administrative Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.10)
10.11	Acknowledgement and Amendment Agreement, (GenHoldings I, LLC) dated as of April 5, 2002, by and among PG&E National Energy Group, Inc., GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, and the banks and lenders party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.11)
10.12	Waiver and Amendment Agreement, dated as of September 25, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, Citibank N.A., as Depository Agent, and the banks and lender group agents party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.12)
10.13	Third Waiver and Amendment, dated as of November 14, 2002, among GenHoldings I, LLC, as Borrower, various lenders identified as the GenHoldings Lenders, Societe Generale, as Administrative Agent, Citibank, N.A., as Security Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.13)
10.14	Fourth Waiver and Amendment dated as of December 23, 2002, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
10.15	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.2)
10.16	Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.3)
10.17	Guarantee and Agreement (La Paloma), dated as of April 6, 2001, by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.17)
10.18	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.4)

10.19	Priority Credit and Reimbursement Agreement among Lake Road Generating Company, LLC, Lake Road Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.5)
10.20	Amendment, Waiver and Consent Agreement dated as of November 6, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., Wilmington Trust Company as Trustee, Citibank, N.A., as administrative agent and security agent, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.20)
10.21	Guarantee and Agreement (Lake Road), dated as of April 6, 2001, made by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.21)
*10.22	PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10.4)
*10.23	Agreement and Release between PG&E Corporation and Thomas G. Boren, dated December 18, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.23)
*10.24	Description of Compensation Arrangement between PG&E Corporation and Peter Darbee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3)
*10.25	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.6)
*10.26	Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.7)
*10.27	Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 10)
*10.28	Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)
*10.29	PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)
*10.30.1	Letter regarding retention award to Robert D. Glynn, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.1)
*10.30.2	Letter regarding retention award to Gordon R. Smith dated January 22, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.2)
*10.30.3	Letter regarding retention award to Peter A. Darbee dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.3)

*10.30.4	Letter regarding retention award to Bruce R. Worthington dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.4)
*10.30.5	Letter regarding retention award to G. Brent Stanley dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.5)
*10.30.6	Letter regarding retention award to Daniel D. Richard, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.6)
*10.30.7	Letter regarding retention award to James K. Randolph dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.7)
*10.30.8	Letter regarding retention award to Gregory M. Rueger dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.8)
*10.30.9	Letter regarding retention award to Kent M. Harvey dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.9)
*10.30.10	Letter regarding retention award to Roger J. Peters dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.10))
*10.30.11	Letter regarding retention award to Lyn E. Maddox dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)
*10.30.12	Letter regarding retention award to P. Chrisman Iribe dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)
*10.30.13	Letter regarding retention award to Thomas B. King dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)
*10.31	Pacific Gas and Electric Company Management Retention Program (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
*10.32	PG&E Corporation Management Retention Program (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609), Exhibit 10.2)
*10.33	PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)
*10.34	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10.25)
*10.35	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2003 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.35)
*10.36	Supplemental Executive Retirement Plan of the Pacific Gas and Electric Company amended as of September 19, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-2348), Exhibit 10.16)

*10.37.1	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Robert D. Glynn, Jr. dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.1)
*10.37.2	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Bruce R. Worthington dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.2)
*10.37.3	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gregory M. Rueger dated December 20, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.37.3)
*10.37.4	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gordon R. Smith dated December 20, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.37.4)
*10.37.5	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and James K. Randolph dated December 20, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.37.5)
*10.37.6	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Thomas G. Boren dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.6)
*10.38	Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16)
*10.39	Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)
*10.40	PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit 10.13)
*10.41	PG&E Corporation Long-Term Incentive Program, as amended May 16, 2001, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non-Employee Director Stock Incentive Plan (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10)
*10.42	PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.20)
*10.43	PG&E Corporation Officer Severance Policy, amended as of December 19, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.43)
*10.44	PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
*10.45	PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)

*10.46	PG&E Corporation Form of Restricted Stock Award Agreement granted under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.46)
*10.47	PG&E National Energy Group, Inc. Management Retention/Performance Award Program
*10.47.1	Letter regarding retention award to Thomas B. King dated September 9, 2002
*10.47.2	Letter regarding retention award to P. Chrisman Iribe dated September 9, 2002
*10.47.3	Letter regarding retention award to Lyn E. Maddox dated September 9, 2002
11	Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 11)
12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-2348)), Exhibit 12.1)
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-2348), Exhibit 12.2)
13	The following portions of the 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets, " "Consolidated Statements of Cash Flows," and "Consolidated Statements of Common Stockholders' Equity," financial statements of Pacific Gas and Electric Company entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Quarterly Consolidated Financial Data (Unaudited)" (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K/A Amendment No. 1 for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 13)
21	Subsidiaries of the Registrant (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 21)
23	Independent Auditors' Consent (Deloitte & Touche LLP) (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K/A Amendment No. 1 for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 23.
24.1	Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 24.1)
24.2	Powers of Attorney (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 24.2)
99.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment No. 2 on Form 10-K/A to their Annual Report on Form 10-K for the year ended December 31, 2002 to be signed on their behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, on the 11th day of March, 2003.

PG&E CORPORATION (Registrant)		PACIFIC GAS AND ELECTRIC COMPANY (Registrant)
By	/S/ GARY P. ENCINAS (Gary P. Encinas, Attorney-in-Fact)	By	/S/ GARY P. ENCINAS (Gary P. Encinas, Attorney-in-Fact)

I, Robert D. Glynn, Jr., certify that:

        1.    I have reviewed this annual report on Form 10-K/A Amendment No. 2 of PG&E Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/S/ ROBERT D. GLYNN, JR. ROBERT D. GLYNN, JR. Chairman, Chief Executive Officer and President PG&E Corporation

I, Peter A. Darbee, certify that:

        1.    I have reviewed this annual report on Form 10-K/A Amendment No. 2 of PG&E Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/S/ PETER A. DARBEE PETER A. DARBEE Senior Vice President and Chief Financial Officer PG&E Corporation

I, Gordon R. Smith, certify that:

        1.    I have reviewed this annual report on Form 10-K/A Amendment No. 2 of Pacific Gas and Electric Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/S/ GORDON R. SMITH GORDON R. SMITH President and Chief Executive Officer Pacific Gas and Electric Company

I, Kent M. Harvey, certify that:

        1.    I have reviewed this annual report on Form 10-K/A Amendment No. 2 of Pacific Gas and Electric Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/S/ KENT M. HARVEY KENT M. HARVEY Senior Vice President, Chief Financial Officer, and Treasurer Pacific Gas and Electric Company

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 5, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 3.1)
3.2	Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)
3.3	Bylaws of PG&E Corporation amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.3)
3.4	Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of May 6, 1998 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2348), Exhibit 3.1)
3.5	Bylaws of Pacific Gas and Electric Company amended as of February 19, 2003 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.5)
4.1	First and Refunding Mortgage of Pacific Gas and Electric Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November 1, 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1, 1979, August 1, 1983, and December 1, 1988 (incorporated by reference to Registration No. 2-1324, Exhibits B-1, B-2, and B-3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No. 2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-64313, Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; and Pacific Gas and Electric Company's Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2)
4.2	Indenture related to PG&E Corporation's 7.5% Convertible Subordinated Notes due June 2007, dated as of June 25, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.1).
4.3	Supplemental Indenture related to PG&E Corporation's 9.50% Convertible Subordinated Notes due June 2010, dated as of October 18, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 12609), Exhibit 4.1)
4.4	Warrant Agreement, dated as of June 25, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.9).
4.5	Warrant Agreement, dated as of October 18, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.2)
4.6	Form of Rights Agreement dated as of December 22, 2000, between PG&E Corporation and Mellon Investor Services LLC, including the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Form of Certificate of Determination of Preferences for the Preferred Stock as Exhibit C (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 4.2)

10.1	The Gas Accord Settlement Agreement, together with accompanying tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2), as amended by Operational Flow Order (OFO) Settlement Agreement, approved by the California Public Utilities Commission on February 17, 2000, in Decision 00-02-050, as amended by Comprehensive Gas OII Settlement Agreement, approved by the California Public Utilities Commission on May 18, 2000, in Decision 00-05-049 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10); and the Gas Accord II Settlement Agreement, approved by the California Public Utilities Commission on August 22, 2002, in Decision 01-09-016 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
10.2	Second Amended and Restated Credit Agreement, dated as of October 18, 2002, among PG&E Corporation, as Borrower, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and other parties (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.1)
10.3.1	Utility Stock Pledge Agreement (35 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.2)
10.3.2	Utility Stock Pledge Agreement (35 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.3)
10.3.3	Utility Stock Pledge Agreement (65 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.4)
10.3.4	Utility Stock Pledge Agreement (65 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.5)
10.4	Amended and Restated Credit Agreement among PG&E National Energy Group, Inc. and Chase Manhattan Bank dated August 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.3
10.5	Second Amendment, dated as of October 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 22, 2001, among PG&E National Energy Group, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Issuing Bank, the several lenders from time to time parties thereto, the Documentation Agents thereunder, the Syndication Agents thereunder, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to PG&E National Energy Group, Inc.'s Form 8-K filed October 28, 2002) (File No. 333-66032), Exhibit 10.1)
10.6	Credit Agreement, dated as of May 29, 2001, among PG&E National Energy Group Construction Company, LLC, as Borrower, the lenders from time to time parties thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.6)
10.7	First Amendment to Credit Agreement, dated as of June 5, 2002, among PG&E National Energy Group Construction Company, LLC, the lenders party thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.7)
10.8	Guarantee and Agreement (Turbine Credit Agreement), dated as of May 29, 2001, made by PG&E National Energy Group, Inc. in favor of Societe Generale, as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.8)

10.9	Amended and Restated Credit Agreement, dated as of March 15, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent and a Lead Arranger, Citibank, N.A., as Syndication Agent and a Lead Arranger, the other agents and arrangers thereunder, JP Morgan Chase Bank, as issuer of the Letters of Credit thereunder, the financial institutions party thereto from time to time, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.9)
10.10	Amended and Restated Guarantee and Agreement dated as of March 15, 2002, by PG&E National Energy Group, Inc., in favor of Societe Generale, as Administrative Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.10)
10.11	Acknowledgement and Amendment Agreement, (GenHoldings I, LLC) dated as of April 5, 2002, by and among PG&E National Energy Group, Inc., GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, and the banks and lenders party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.11)
10.12	Waiver and Amendment Agreement, dated as of September 25, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, Citibank N.A., as Depository Agent, and the banks and lender group agents party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.12)
10.13	Third Waiver and Amendment, dated as of November 14, 2002, among GenHoldings I, LLC, as Borrower, various lenders identified as the GenHoldings Lenders, Societe Generale, as Administrative Agent, Citibank, N.A., as Security Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.13)
10.14	Fourth Waiver and Amendment dated as of December 23, 2002, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
10.15	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.2)
10.16	Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.3)
10.17	Guarantee and Agreement (La Paloma), dated as of April 6, 2001, by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.17)
10.18	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.4)

10.19	Priority Credit and Reimbursement Agreement among Lake Road Generating Company, LLC, Lake Road Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.5)
10.20	Amendment, Waiver and Consent Agreement dated as of November 6, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., Wilmington Trust Company as Trustee, Citibank, N.A., as administrative agent and security agent, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.20)
10.21	Guarantee and Agreement (Lake Road), dated as of April 6, 2001, made by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.21)
*10.22	PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10.4)
*10.23	Agreement and Release between PG&E Corporation and Thomas G. Boren, dated December 18, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.23)
*10.24	Description of Compensation Arrangement between PG&E Corporation and Peter Darbee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3)
*10.25	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.6)
*10.26	Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.7)
*10.27	Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 10)
*10.28	Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)
*10.29	PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)
*10.30.1	Letter regarding retention award to Robert D. Glynn, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.1)
*10.30.2	Letter regarding retention award to Gordon R. Smith dated January 22, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.2)
*10.30.3	Letter regarding retention award to Peter A. Darbee dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.3)
*10.30.4	Letter regarding retention award to Bruce R. Worthington dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.4)

*10.30.5	Letter regarding retention award to G. Brent Stanley dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.5)
*10.30.6	Letter regarding retention award to Daniel D. Richard, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.6)
*10.30.7	Letter regarding retention award to James K. Randolph dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.7)
*10.30.8	Letter regarding retention award to Gregory M. Rueger dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.8)
*10.30.9	Letter regarding retention award to Kent M. Harvey dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.9)
*10.30.10	Letter regarding retention award to Roger J. Peters dated February 27, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.10.10))
*10.30.11	Letter regarding retention award to Lyn E. Maddox dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)
*10.30.12	Letter regarding retention award to P. Chrisman Iribe dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)
*10.30.13	Letter regarding retention award to Thomas B. King dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)
*10.31	Pacific Gas and Electric Company Management Retention Program (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
*10.32	PG&E Corporation Management Retention Program (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609), Exhibit 10.2)
*10.33	PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)
*10.34	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10.25)
*10.35	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2003 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.35)
*10.36	Supplemental Executive Retirement Plan of the Pacific Gas and Electric Company amended as of September 19, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-2348), Exhibit 10.16)
*10.37.1	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Robert D. Glynn, Jr. dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.1)

*10.37.2	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Bruce R. Worthington dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.2)
*10.37.3	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gregory M. Rueger dated December 20, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.37.3)
*10.37.4	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gordon R. Smith dated December 20, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.37.4)
*10.37.5	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and James K. Randolph dated December 20, 2002 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.37.5)
*10.37.6	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Thomas G. Boren dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.6)
*10.38	Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16)
*10.39	Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)
*10.40	PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit 10.13)
*10.41	PG&E Corporation Long-Term Incentive Program, as amended May 16, 2001, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non-Employee Director Stock Incentive Plan (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609 and File No. 1-2348), Exhibit 10)
*10.42	PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10.20)
*10.43	PG&E Corporation Officer Severance Policy, amended as of December 19, 2001 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.43)
*10.44	PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
*10.45	PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)
*10.46	PG&E Corporation Form of Restricted Stock Award Agreement granted under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 10.46)
*10.47	PG&E National Energy Group, Inc. Management Retention/Performance Award Program
*10.47.1	Letter regarding retention award to Thomas B. King dated September 9, 2002

*10.47.2	Letter regarding retention award to P. Chrisman Iribe dated September 9, 2002
*10.47.3	Letter regarding retention award to Lyn E. Maddox dated September 9, 2002
11	Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 11)
12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-2348)), Exhibit 12.1)
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-2348), Exhibit 12.2)
13	The following portions of the 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets, " "Consolidated Statements of Cash Flows," and "Consolidated Statements of Common Stockholders' Equity," financial statements of Pacific Gas and Electric Company entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Quarterly Consolidated Financial Data (Unaudited)" (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K/A Amendment No. 1 for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 13)
21	Subsidiaries of the Registrant (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 21)
23	Independent Auditors' Consent (Deloitte & Touche LLP) (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K/A Amendment No. 1 for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 23.
24.1	Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 24.1)
24.2	Powers of Attorney (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-12609 and File No. 1-2348), Exhibit 24.2)
99.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

QuickLinks

Explanatory Note
SIGNATURES
EXHIBIT INDEX