Form 10-Q
period 2012-06-30
PACIFIC GAS & ELECTRIC Co; PG&E CORP
filed 2012-08-07
CIK 75488, 1004980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

PG&E Corporation:	[X] Large accelerated filer	[ ] Accelerated Filer
	[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer	[ ] Accelerated Filer
	[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:		[ ] Yes [X] No
Pacific Gas and Electric Company:		[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 25, 2012:

PG&E Corporation	426,462,616
Pacific Gas and Electric Company	264,374,809

PG&E CORPORATION AND

PACIFIC GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Operating Revenues
Electric	$ 2,931	$ 2,889	$ 5,703	$ 5,506
Natural gas	662	795	1,531	1,775

Total operating revenues	3,593	3,684	7,234	7,281

Operating Expenses
Cost of electricity	962	906	1,821	1,794
Cost of natural gas	132	258	475	766
Operating and maintenance	1,426	1,237	2,794	2,463
Depreciation, amortization, and decommissioning	606	591	1,190	1,082

Total operating expenses	3,126	2,992	6,280	6,105

Operating Income	467	692	954	1,176
Interest income	3	3	4	5
Interest expense	(176)	(174)	(350)	(351)
Other income, net	32	21	58	38

Income Before Income Taxes	326	542	666	868
Income tax provision	87	176	191	300

Net Income	239	366	475	568
Preferred stock dividend requirement of subsidiary	4	4	7	7

Income Available for Common Shareholders	$ 235	$ 362	$ 468	$ 561

Weighted Average Common Shares Outstanding, Basic	423	399	419	397

Weighted Average Common Shares Outstanding, Diluted	425	400	421	399

Net Earnings Per Common Share, Basic	$ 0.56	$ 0.91	$ 1.12	$ 1.41

Net Earnings Per Common Share, Diluted	$ 0.55	$ 0.91	$ 1.11	$ 1.41

Dividends Declared Per Common Share	$ 0.46	$ 0.46	$ 0.91	$ 0.91

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Income	$ 239	$ 366	$ 475	$ 568

Other Comprehensive Income
Pension and other postretirement benefit plans
Unrecognized prior service credit (net of income tax of $5 and $6 in the three months ended June 30, 2012 and 2011, respectively, and $10 and $11 in the six months ended June 30, 2012 and 2011, respectively)	6	9	12	19
Unrecognized net gain (net of income tax of $15 and $5 in the three months ended June 30, 2012 and 2011, respectively, and $26 and $11 in the six months ended June 30, 2012 and 2011, respectively)	19	8	40	15
Unrecognized net transition obligation (net of income tax of $2 and $2 in the three months ended June 30, 2012 and 2011, respectively, and $4 and $4 in the six months ended June 30, 2012 and 2011, respectively)	4	4	8	8
Transfer to regulatory account (net of income tax of $15 and $8 in the three months ended June 30, 2012 and 2011, respectively, and $30 and $18 in the six months ended June 30, 2012 and 2011, respectively)	(21)	(12)	(42)	(24)

Total other comprehensive income	8	9	18	18

Comprehensive Income	247	375	493	586
Preferred stock dividend requirement of subsidiary	4	4	7	7

Comprehensive Income Attributable to Common Shareholders	$ 243	$ 371	$ 486	$ 579

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 292	$ 513
Restricted cash ($71 and $51 related to energy recovery bonds at June 30, 2012 and December 31, 2011, respectively)	381	380
Accounts receivable
Customers (net of allowance for doubtful accounts of $82 and $81 at June 30, 2012 and December 31, 2011, respectively)	937	992
Accrued unbilled revenue	747	763
Regulatory balancing accounts	1,351	1,082
Other	412	839
Regulatory assets ($109 and $336 related to energy recovery bonds at June 30, 2012 and December 31, 2011, respectively)	793	1,090
Inventories
Gas stored underground and fuel oil	129	159
Materials and supplies	286	261
Income taxes receivable	32	183
Other	180	218

Total current assets	5,540	6,480

Property, Plant, and Equipment
Electric	37,283	35,851
Gas	12,206	11,931
Construction work in progress	1,858	1,770
Other	1	15

Total property, plant, and equipment	51,348	49,567
Accumulated depreciation	(16,446)	(15,912)

Net property, plant, and equipment	34,902	33,655

Other Noncurrent Assets
Regulatory assets	6,534	6,506
Nuclear decommissioning trusts	2,106	2,041
Income taxes receivable	385	386
Other	648	682

Total other noncurrent assets	9,673	9,615

TOTAL ASSETS	$ 50,115	$ 49,750

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$ 1,079	$ 1,647
Long-term debt, classified as current	-	50
Energy recovery bonds, classified as current	223	423
Accounts payable
Trade creditors	1,000	1,177
Disputed claims and customer refunds	164	673
Regulatory balancing accounts	587	374
Other	443	420
Interest payable	851	843
Income taxes payable	112	110
Deferred income taxes	166	196
Other	1,732	1,836

Total current liabilities	6,357	7,749

Noncurrent Liabilities
Long-term debt	12,166	11,766
Regulatory liabilities	5,008	4,733
Pension and other postretirement benefits	3,517	3,396
Asset retirement obligations	1,641	1,609
Deferred income taxes	6,272	6,008
Other	2,100	2,136

Total noncurrent liabilities	30,704	29,648

Commitments and Contingencies (Note 10)
Equity
Shareholders’ Equity
Preferred stock	-	-
Common stock, no par value, authorized 800,000,000 shares, 425,996,481 shares outstanding at June 30, 2012 and 412,257,082 shares outstanding at December 31, 2011	8,204	7,602
Reinvested earnings	4,793	4,712
Accumulated other comprehensive loss	(195)	(213)

Total shareholders’ equity	12,802	12,101
Noncontrolling Interest – Preferred Stock of Subsidiary	252	252

Total equity	13,054	12,353

TOTAL LIABILITIES AND EQUITY	$ 50,115	$ 49,750

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2012	2011
Cash Flows from Operating Activities
Net income	$ 475	$ 568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,190	1,082
Allowance for equity funds used during construction	(53)	(41)
Deferred income taxes and tax credits, net	234	397
Other	137	138
Effect of changes in operating assets and liabilities:
Accounts receivable	13	(82)
Inventories	5	1
Accounts payable	(125)	162
Income taxes receivable/payable	153	66
Other current assets and liabilities	74	(202)
Regulatory assets, liabilities, and balancing accounts, net	(115)	(324)
Other noncurrent assets and liabilities	186	140

Net cash provided by operating activities	2,174	1,905

Cash Flows from Investing Activities
Capital expenditures	(2,219)	(1,897)
(Increase) Decrease in restricted cash	(1)	198
Proceeds from sales and maturities of nuclear decommissioning trust investments	666	1,007
Purchases of nuclear decommissioning trust investments	(716)	(969)
Other	64	(44)

Net cash used in investing activities	(2,206)	(1,705)

Cash Flows from Financing Activities
Borrowings under revolving credit facilities	-	150
Repayments under revolving credit facilities	-	(75)
Net (payments) issuances of commercial paper, net of discount of $2 in 2012 and in 2011	(566)	265
Proceeds from issuance of long-term debt, net of discount and issuance costs of $6 in 2012 and $2 in 2011	394	298
Long-term debt matured or repurchased	(50)	(500)
Energy recovery bonds matured	(200)	(191)
Common stock issued, net of issuance costs of $2 in 2012 and $1 in 2011	561	257
Common stock dividends paid	(368)	(349)
Other	40	4

Net cash used in financing activities	(189)	(141)

Net change in cash and cash equivalents	(221)	59
Cash and cash equivalents at January 1	513	291

Cash and cash equivalents at June 30	$ 292	$ 350

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$ (319)	$ (330)
Income taxes, net	114	8

Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$194	$183
Capital expenditures financed through accounts payable	256	229
Noncash common stock issuances	12	12
Terminated capital leases	136	-

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues
Electric	$ 2,930	$ 2,888	$ 5,701	$ 5,504
Natural gas	662	795	1,531	1,775

Total operating revenues	3,592	3,683	7,232	7,279

Operating Expenses
Cost of electricity	962	906	1,821	1,794
Cost of natural gas	132	258	475	766
Operating and maintenance	1,425	1,228	2,791	2,454
Depreciation, amortization, and decommissioning	606	592	1,190	1,082

Total operating expenses	3,125	2,984	6,277	6,096

Operating Income	467	699	955	1,183
Interest income	2	2	3	4
Interest expense	(171)	(169)	(339)	(340)
Other income, net	22	16	45	33

Income Before Income Taxes	320	548	664	880
Income tax provision	93	189	206	320

Net Income	227	359	458	560
Preferred stock dividend requirement	4	4	7	7

Income Available for Common Stock	$ 223	$ 355	$ 451	$ 553

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Income	$ 227	$ 359	$ 458	$ 560

Other Comprehensive Income
Pension and other postretirement benefit plans
Unrecognized prior service credit (net of income tax of $5 and $6 in the three months ended June 30, 2012 and 2011, respectively, and $10 and $11 in the six months ended June 30, 2012 and 2011, respectively)	6	9	12	19
Unrecognized net gain (net of income tax of $15 and $5 in the three months ended June 30, 2012 and 2011, respectively, and $26 and $11 in the six months ended June 30, 2012 and 2011, respectively)	19	8	40	15
Unrecognized net transition obligation (net of income tax of $2 and $2 in the three months ended June 30, 2012 and 2011, respectively, and $4 and $4 in the six months ended June 30, 2012 and 2011, respectively)	4	4	8	8
Transfer to regulatory account (net of income tax of $15 and $8 in the three months ended June 30, 2012 and 2011, respectively, and $30 and $18 in the six months ended June 30, 2012 and 2011, respectively)	(21)	(12)	(42)	(24)

Total other comprehensive income	8	9	18	18

Comprehensive Income	$ 235	$ 368	$ 476	$ 578

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 45	$ 304
Restricted cash ($71 and $51 related to energy recovery bonds at June 30, 2012 and December 31, 2011, respectively)	381	380
Accounts receivable
Customers (net of allowance for doubtful accounts of $82 and $81 at June 30, 2012 and December 31, 2011, respectively)	937	992
Accrued unbilled revenue	747	763
Regulatory balancing accounts	1,351	1,082
Other	476	840
Regulatory assets ($109 and $336 related to energy recovery bonds at June 30, 2012 and December 31, 2011, respectively)	793	1,090
Inventories
Gas stored underground and fuel oil	129	159
Materials and supplies	286	261
Income taxes receivable	28	242
Other	177	213

Total current assets	5,350	6,326

Property, Plant, and Equipment
Electric	37,283	35,851
Gas	12,206	11,931
Construction work in progress	1,858	1,770

Total property, plant, and equipment	51,347	49,552
Accumulated depreciation	(16,446)	(15,898)

Net property, plant, and equipment	34,901	33,654

Other Noncurrent Assets
Regulatory assets	6,534	6,506
Nuclear decommissioning trusts	2,106	2,041
Income taxes receivable	383	384
Other	337	331

Total other noncurrent assets	9,360	9,262

TOTAL ASSETS	$ 49,611	$ 49,242

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$ 1,079	$ 1,647
Long-term debt, classified as current	-	50
Energy recovery bonds, classified as current	223	423
Accounts payable
Trade creditors	1,000	1,177
Disputed claims and customer refunds	164	673
Regulatory balancing accounts	587	374
Other	458	417
Interest payable	846	838
Income taxes payable	120	118
Deferred income taxes	169	199
Other	1,523	1,628

Total current liabilities	6,169	7,544

Noncurrent Liabilities
Long-term debt	11,817	11,417
Regulatory liabilities	5,008	4,733
Pension and other postretirement benefits	3,443	3,325
Asset retirement obligations	1,641	1,609
Deferred income taxes	6,432	6,160
Other	2,040	2,070

Total noncurrent liabilities	30,381	29,314

Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares, 264,374,809 shares outstanding at June 30, 2012 and December 31, 2011	1,322	1,322
Additional paid-in capital	4,362	3,796
Reinvested earnings	7,303	7,210
Accumulated other comprehensive loss	(184)	(202)

Total shareholders’ equity	13,061	12,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 49,611	$ 49,242

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
(in millions)	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$ 458	$ 560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,190	1,082
Allowance for equity funds used during construction	(53)	(41)
Deferred income taxes and tax credits, net	242	408
Other	108	115
Effect of changes in operating assets and liabilities:
Accounts receivable	(50)	(1)
Inventories	5	1
Accounts payable	(107)	140
Income taxes receivable/payable	216	66
Other current assets and liabilities	78	(186)
Regulatory assets, liabilities, and balancing accounts, net	(115)	(324)
Other noncurrent assets and liabilities	202	114

Net cash provided by operating activities	2,174	1,934

Cash Flows from Investing Activities
Capital expenditures	(2,219)	(1,897)
(Increase) Decrease in restricted cash	(1)	198
Proceeds from sales and maturities of nuclear decommissioning trust investments	666	1,007
Purchases of nuclear decommissioning trust investments	(716)	(969)
Other	11	11

Net cash used in investing activities	(2,259)	(1,650)

Cash Flows from Financing Activities
Net (repayments) issuances of commercial paper, net of discount of $2 in 2012 and in 2011	(566)	265
Proceeds from issuance of long-term debt, net of discount and issuance costs of $6 in 2012 and $2 in 2011 $2 in 2011	394	298
Long-term debt matured or repurchased	(50)	(500)
Energy recovery bonds matured	(200)	(191)
Preferred stock dividends paid	(7)	(7)
Common stock dividends paid	(358)	(358)
Equity contribution	565	255
Other	48	13

Net cash used in financing activities	(174)	(225)

Net change in cash and cash equivalents	(259)	59
Cash and cash equivalents at January 1	304	51

Cash and cash equivalents at June 30	$ 45	$ 110

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$ (309)	$ (319)
Income taxes, net	111	6
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$ 256	$ 229
Terminated capital leases	136	-

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

Pension and Other Postretirement Benefits

PG&E Corporation and the Utility provide a non-contributory defined benefit pension plan for eligible employees and retirees (referred to collectively as “pension benefits”) and contributory postretirement medical plans for eligible employees and retirees and their eligible dependents and non-contributory postretirement life insurance plans for eligible employees and retirees (referred to collectively as “other benefits”). PG&E Corporation and the Utility have elected that certain of the trusts underlying these plans be treated under the Internal Revenue Code of 1986, as amended (“Code”), as qualified trusts. If certain conditions are met, PG&E Corporation and the Utility can deduct payments made to the qualified trusts, subject to certain Code limitations. PG&E Corporation and the Utility use a December 31 measurement date for all plans.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost for benefits earned	$ 98	$ 82	$ 11	$ 11
Interest cost	165	164	21	23
Expected return on plan assets	(150)	(167)	(20)	(20)
Amortization of transition obligation	-	-	6	6
Amortization of prior service cost	5	9	6	6
Amortization of unrecognized loss	32	12	2	1

Net periodic benefit cost	150	100	26	27
Less: transfer to regulatory account (1)	(75)	(36)	-	-

Total	$ 75	$ 64	$ 26	$ 27

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost for benefits earned	$ 197	$ 164	$ 23	$ 22
Interest cost	329	328	42	46
Expected return on plan assets	(299)	(334)	(39)	(40)
Amortization of transition obligation	-	-	12	12
Amortization of prior service cost	10	18	12	12
Amortization of unrecognized loss	63	24	3	2

Net periodic benefit cost	300	200	53	54
Less: transfer to regulatory account (1)	(150)	(72)	-	-

Total	$ 150	$ 128	$ 53	$ 54

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from customers in future rates.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

During 2012, the Pacific Gas and Electric Company Retirement Plan was amended to offer a new cash balance benefit formula. Eligible employees hired after December 31, 2012 will be covered by the new formula. Eligible employees hired before January 1, 2013 will have a one-time opportunity to elect to be covered by the new formula going forward, beginning on January 1, 2014. As long as pension benefit costs continue to be recoverable through customer rates, PG&E Corporation and the Utility anticipate that this amendment will have no impact on net income.

Variable Interest Entities

PG&E Corporation and the Utility are required to consolidate the financial results of any entities that they control. In most cases, control can be determined based on majority ownership or voting interests. However, there are certain entities known as variable interest entities (“VIE”s) for which control is difficult to discern based on ownership or voting interests alone. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any characteristics of a controlling financial interest. An enterprise has a controlling financial interest in a VIE if it has the obligation to absorb expected losses or the right to receive expected gains that could potentially be significant to the VIE and if it has any decision-making rights associated with the activities that are most significant to the VIE’s economic performance, including the power to design the VIE. An enterprise that has a controlling financial interest in a VIE is known as the VIE’s primary beneficiary and is required to consolidate the VIE.

In determining whether consolidation of a particular entity is required, PG&E Corporation and the Utility first evaluate whether the entity is a VIE. If the entity is a VIE, PG&E Corporation and the Utility use a qualitative approach to determine if either is the primary beneficiary of the VIE.

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs. Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility subject to the terms of a power purchase agreement. In determining whether the Utility is the primary beneficiary of any of these VIEs, it assesses whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement. This assessment includes an evaluation of how the risks and rewards associated with the power plant’s activities are absorbed by variable interest holders, as well as an analysis of the variability in the VIE’s gross margin and the impact of the power purchase agreement on the gross margin. Under each of these power purchase agreements, the Utility is obligated to purchase electricity or capacity, or both, from the VIE. The Utility does not provide any other support to these VIEs, and the Utility’s financial exposure is limited to the amount it pays for delivered electricity and capacity. (See Note 10 below.) The Utility does not have any decision-making rights associated with the design of these VIEs, nor does the Utility have the power to direct the activities that are most significant to the economic performance of these VIEs such as dispatch rights, operating and maintenance activities, or re-marketing activities of the power plant after the termination of the VIEs’ respective power purchase agreement with the Utility. Since the Utility was not the primary beneficiary of any of these VIEs at June 30, 2012, it did not consolidate any of them.

The Utility continued to consolidate the financial results of PG&E Energy Recovery Funding LLC (“PERF”), another VIE, at June 30, 2012, since the Utility is the primary beneficiary of PERF. PERF was formed in 2005 as a wholly owned subsidiary of the Utility to issue energy recovery bonds (“ERB”s) in connection with the settlement agreement entered into among PG&E Corporation, the Utility, and the CPUC in 2003 to resolve the Utility’s proceeding under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Settlement Agreement”). The Utility has a controlling financial interest in PERF since the Utility is exposed to PERF’s losses and returns through the Utility’s 100% equity investment in PERF and the Utility was involved in the design of PERF, which was an activity that was significant to PERF’s economic performance. The assets of PERF were $279 million at June 30, 2012 and primarily consisted of assets related to ERBs, which are included in other current assets – regulatory assets in the Condensed Consolidated Balance Sheets. The liabilities of PERF were $223 million at June 30, 2012 and consisted of ERBs, which are included in current liabilities in the Condensed Consolidated Balance Sheets. PERF is expected to be dissolved in 2013, after the ERBs mature. (See Note 4 below.)

At June 30, 2012, PG&E Corporation affiliates had entered into four tax equity agreements to fund residential and commercial retail solar energy installations with two privately held companies that are considered VIEs. Under these agreements, PG&E Corporation has agreed to provide lease payments and investment contributions of up to $396 million to these companies in exchange for the right to receive benefits from local rebates, federal grants, and a share of the customer payments made to these companies. The majority of these amounts are recorded in other noncurrent assets – other in PG&E Corporation’s Condensed Consolidated Balance Sheets. At June 30, 2012, PG&E Corporation had made total payments of $360 million under these agreements and received $191 million in benefits and customer payments. In determining whether PG&E Corporation is the primary beneficiary of any of these VIEs, it assesses which of the variable interest holders has control over these companies’ significant economic activities, such as the design of the companies, vendor selection, construction, customer selection, and re-marketing activities after the termination of customer leases. PG&E Corporation determined that these companies control these activities, while its financial exposure from these agreements is generally limited to its lease payments and investment contributions to these companies. Since PG&E Corporation was not the primary beneficiary of any of these VIEs at June 30, 2012, it did not consolidate any of them.

Adoption of New Accounting Standards

Amendments to Fair Value Measurement Requirements

On January 1, 2012, PG&E Corporation and the Utility adopted an accounting standards update (“ASU”) that requires additional fair value measurement disclosures. For fair value measurements that use significant unobservable inputs, quantitative disclosures of the inputs and qualitative disclosures of the valuation processes are required. For items not measured at fair value in the balance sheet but whose fair value is disclosed, disclosures of the fair value hierarchy level, the fair value measurement techniques used, and the inputs used in the fair value measurements are required. In addition, the ASU permits an entity to measure the fair value of a portfolio of financial instruments based on the portfolio’s net position, if the portfolio has met certain criteria. Furthermore, the ASU refines when an entity should, and should not, apply certain premiums and discounts to a fair value measurement. The adoption of the ASU is reflected in Note 8 below and did not have a material impact on PG&E Corporation’s or the Utility’s Condensed Consolidated Financial Statements.

Presentation of Comprehensive Income

On January 1, 2012, PG&E Corporation and the Utility adopted ASUs that require an entity to present either (1) a single statement of comprehensive income or loss or (2) a separate statement of comprehensive income or loss that immediately follows a statement of income or loss. A single statement of comprehensive income or loss is comprised of a statement of income or loss with other comprehensive income and losses, total other comprehensive income or loss, and total comprehensive income or loss appended.

A separate statement of comprehensive income or loss is comprised of net income or loss, other comprehensive income and losses, total other comprehensive income or loss, and total comprehensive income or loss. Furthermore, the ASUs prohibit an entity from presenting other comprehensive income and losses in a statement of equity only. The adoption of the ASUs resulted in the addition of the Condensed Consolidated Statements of Comprehensive Income to PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

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

The Utility tracks differences between customer billings and the Utility’s authorized revenue requirements for revenue that is independent, or “decoupled,” from the volume of electricity and natural gas sales. The Utility also tracks differences between incurred costs and customer billings or authorized revenue requirements meant to recover those costs. These differences are recorded to regulatory balancing accounts that represent amounts expected to be collected from or refunded to customers. Regulatory balancing accounts that are not expected to be collected from or refunded to customers over the next 12 months are included in other noncurrent assets – regulatory assets or noncurrent liabilities – regulatory liabilities, respectively, in the Condensed Consolidated Balance Sheets.

To the extent that portions of the Utility’s operations cease to be subject to cost-of-service rate regulation, or recovery or refund is no longer probable as a result of changes in regulations or other reasons, the related regulatory assets, liabilities, and balancing accounts are written-off.

Regulatory Assets

Current Regulatory Assets

At June 30, 2012 and December 31, 2011, the Utility had current regulatory assets of $793 million and $1,090 million, respectively, primarily consisting of the price risk management regulatory asset, the ERB regulatory asset, the Utility’s retained generation regulatory assets, and the electromechanical meters regulatory asset. The current portion of the price risk management regulatory asset of $367 million represents the unrealized losses related to price risk management derivative instruments expected to be recovered as they are realized over the next 12 months as part of the Utility’s energy procurement costs. (See Note 7 below.) The ERB regulatory asset of $109 million represents the refinancing of a regulatory asset provided for in the Chapter 11 Settlement Agreement. (See Note 4 below.) The Utility expects to recover this asset fully by the end of 2012 when the ERBs mature. The current portion of the Utility’s retained generation regulatory assets of $62 million represents the amortization of the underlying generation facilities expected to be recovered over the next 12 months. (See “Long-Term Regulatory Assets” below.) The current portion of the electromechanical meters regulatory asset of $51 million represents the net book value of electromechanical meters expected to be recovered over the next 12 months. (See “Long-Term Regulatory Assets” below.)

Long-Term Regulatory Assets

Long-term regulatory assets were composed of the following:

	Balance at
(in millions)	June 30, 2012	December 31, 2011
Pension benefits	$ 2,978	$ 2,899
Deferred income taxes	1,520	1,444
Utility retained generation	582	613
Environmental compliance costs	557	520
Price risk management	259	339
Electromechanical meters	221	247
Unamortized loss, net of gain, on reacquired debt	152	163
Other	265	281

Total long-term regulatory assets	$ 6,534	$ 6,506

The regulatory asset for pension benefits represents the cumulative differences between amounts recognized for ratemaking purposes and amounts recognized in accordance with GAAP and also includes amounts that otherwise would be recorded to accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. (See Note 12 of the Notes to the Consolidated Financial Statements in the 2011 Annual Report.)

The regulatory asset for deferred income taxes represents deferred income tax benefits previously passed through to customers. The CPUC requires the Utility to pass through certain tax benefits to customers by reducing rates, thereby ignoring the effect of deferred taxes. Based on current regulatory ratemaking and income tax laws, the Utility expects to recover the regulatory asset over the average plant depreciation lives of one to 44 years.

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

The regulatory asset for price risk management represents the unrealized losses related to price risk management derivative instruments expected to be recovered as they are realized over the next 10 years as part of the Utility’s energy procurement costs. (See Note 7 below.)

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

At June 30, 2012 and December 31, 2011, “other” primarily consisted of regulatory assets related to ARO expenses for the decommissioning of the Utility’s fossil fuel-fired generation facilities that are probable of future recovery through rates and costs incurred related to the Utility’s plan of reorganization under Chapter 11 that became effective in April 2004, which are being amortized and collected in rates through April 2034.

In general, the Utility does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Utility earns a return only on its regulatory assets for retained generation, regulatory assets for electromechanical meters, and regulatory assets for unamortized loss, net of gain, on reacquired debt.

Regulatory Liabilities

Current Regulatory Liabilities

At June 30, 2012 and December 31, 2011, the Utility had current regulatory liabilities of $90 million and $161 million, respectively, primarily consisting of amounts that it expects to refund to customers under the electricity supplier settlement agreements over the next 12 months. (See Note 9 below.) Current regulatory liabilities are included within current liabilities – other in the Condensed Consolidated Balance Sheets.

Long-Term Regulatory Liabilities

Long-term regulatory liabilities were composed of the following:

	Balance at
(in millions)	June 30, 2012	December 31, 2011
Cost of removal obligations	$ 3,555	$ 3,460
Recoveries in excess of AROs	669	611
Public purpose programs	607	499
Other	177	163

Total long-term regulatory liabilities	$ 5,008	$ 4,733

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

The regulatory liability for public purpose programs represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs designed to encourage the manufacture, design, distribution, and customer use of energy efficient appliances and other energy-using products, the California Solar Initiative program to promote the use of solar energy in residential homes and commercial, industrial, and agricultural properties, and the Self-Generation Incentive program to promote distributed generation technologies installed on the customer’s side of the utility meter.

At June 30, 2012 and December 31, 2011, “other” primarily consisted of the regulatory liability related to the gain associated with the Utility’s acquisition of the permits and other assets of the Gateway Generating Station as part of the settlement that the Utility entered into with Mirant Corporation and the price risk management regulatory liability representing the unrealized gains associated with price risk management derivative instruments expected to be refunded to customers as they are realized beyond the next 12 months as part of the Utility’s energy procurement costs. (See Note 7 below.)

Regulatory Balancing Accounts

	Receivable (Payable)
	Balance at
(in millions)	June 30, 2012	December 31, 2011
Distribution revenue adjustment mechanism	$ 428	$ 223
Utility generation	361	241
Hazardous substance	56	57
Public purpose programs	45	97
Gas fixed cost	(30)	16
Energy recovery bonds	(83)	(105)
Energy procurement	(161)	(48)
Other	148	227

Total regulatory balancing accounts, net	$ 764	$ 708

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

The hazardous substance balancing accounts are used to record and recover hazardous substance remediation costs that are eligible for recovery through a CPUC-approved ratemaking mechanism. (See Note 10 below.)

The public purpose programs balancing accounts are primarily used to record and recover the authorized revenue requirements associated with administering public purpose programs as well as incentive awards earned by the Utility for achieving regulatory targets in the customer energy efficiency program. The public purpose programs primarily consist of energy efficiency programs, low-income energy efficiency programs, demand response programs, research, development, and demonstration programs, and renewable energy programs.

The gas fixed-cost balancing account is used to record and recover authorized gas distribution revenue requirements and certain other authorized gas distribution-related costs. Similar to the utility generation and the distribution revenue adjustment mechanism balancing accounts discussed above, the recovery of these revenue requirements is decoupled from the volume of sales; therefore, the Utility recognizes revenue evenly over the year, even though the level of cash collected from customers fluctuates depending on the volume of gas sales. During the colder months of winter, there is generally an over-collection in this balancing account primarily due to higher natural gas sales. During the warmer months of summer, there is generally an under-collection primarily due to lower natural gas sales.

The ERBs balancing account is used to record and refund to customers the net refunds, claim offsets, and other credits received by the Utility from electricity suppliers related to Chapter 11 disputed claims and to record and recover authorized ERB servicing costs. (See Note 9 below.)

The Utility is generally authorized to recover 100% of its prudently incurred energy procurement costs. The Utility tracks energy procurement costs in balancing accounts and files annual forecasts of energy procurement costs that it expects to incur over the following year. The Utility’s energy rates are set to recover such expected costs.

At June 30, 2012 and December 31, 2011, “other” consisted of various balancing accounts, such as the SmartMeterTM advanced metering project balancing account, which tracks the recovery of the related authorized revenue requirements and costs, and balancing accounts that track the recovery of authorized meter reading costs.

NOTE 4: DEBT

Revolving Credit Facilities – PG&E Corporation and the Utility

At June 30, 2012, PG&E Corporation had no cash borrowings or letters of credit outstanding under its $300 million revolving credit facility.

At June 30, 2012, the Utility had no cash borrowings and $363 million of letters of credit outstanding under its $3.0 billion revolving credit facility.

Utility

Senior Notes

On April 16, 2012, the Utility issued $400 million principal amount of 4.45% Senior Notes due April 15, 2042.

Pollution Control Bonds

At June 30, 2012, the interest rates on the $614 million principal amount of pollution control bonds Series 1996 C, E, F, and 1997 B and the related loan agreements ranged from 0.14% to 0.23%. At June 30, 2012, the interest rates on the $309 million principal amount of pollution control bonds Series 2009 A-D and the related loan agreements ranged from 0.13% to 0.15%.

On April 2, 2012, the Utility repurchased the entire $50 million principal amount of pollution control bonds Series 2010 E that were subject to mandatory tender on that same date. The Utility will hold the bonds until they are remarketed to investors or retired.

Commercial Paper Program

At June 30, 2012, the Utility had $825 million of commercial paper outstanding.

Other Short-Term Borrowings

At June 30, 2012, the interest rate on the Utility’s $250 million principal amount of Floating Rate Senior Notes, due November 20, 2012, was 0.92%.

Energy Recovery Bonds

In 2005, PERF issued two separate series of ERBs to refinance a regulatory asset provided for in the Chapter 11 Settlement Agreement. PERF used the proceeds to purchase from the Utility the right (known as “recovery property”) to be paid a specified amount collected through the Utility’s electric rates. The Utility remits the amount collected to PERF for payment of principal, interest, and miscellaneous expenses associated with the ERBs. The Utility will no longer collect the electric rate component related to the ERBs after they mature, which will occur by December 31, 2012.

At June 30, 2012, the total amount of ERB principal outstanding was $223 million.

While PERF is a wholly owned consolidated subsidiary of the Utility, it is legally separate from the Utility. The assets, including the recovery property, of PERF are not available to creditors of the Utility or PG&E Corporation, and the recovery property is not legally an asset of the Utility or PG&E Corporation.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the six months ended June 30, 2012 were as follows:

	PG&E Corporation	Utility
(in millions)	Total Equity	Total Shareholders’ Equity
Balance at December 31, 2011	$12,353	$12,384
Comprehensive income	493	476
Common stock issued	573	-
Share-based compensation expense	29	1
Common stock dividends declared	(387)	(358)
Preferred stock dividend requirement	-	(7)
Preferred stock dividend requirement of subsidiary	(7)	-
Equity contributions	-	565

Balance at June 30, 2012	$ 13,054	$ 13,061

During the six months ended June 30, 2012, PG&E Corporation issued 3,253,982 shares of its common stock under its 401(k) plan, its Dividend Reinvestment and Stock Purchase Plan, and its share-based compensation plans for total cash proceeds of $124 million.

During the six months ended June 30, 2012, PG&E Corporation issued 4,303,576 shares of its common stock under the Equity Distribution Agreement executed in November 2011 for cash proceeds of $183 million, net of fees and commissions of $2 million. At June 30, 2012, PG&E Corporation had the ability to issue an additional $115 million of its common stock under the Equity Distribution Agreement.

On March 20, 2012, PG&E Corporation sold 5,900,000 shares of its common stock in an underwritten public offering for cash proceeds of $254 million, net of fees and commissions.

During the six months ended June 30, 2012, PG&E Corporation contributed equity of $565 million to the Utility to maintain the Utility’s CPUC-authorized capital structure, which consists of 52% common equity and 48% debt and preferred stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Income available for common shareholders	$ 235	$ 362	$ 468	$ 561
Weighted average common shares outstanding, basic	423	399	419	397
Add incremental shares from assumed conversions:
Employee share-based compensation	2	1	2	2

Weighted average common shares outstanding, diluted	425	400	421	399

Total earnings per common share, diluted	$ 0.55	$ 0.91	$ 1.11	$ 1.41

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

Price risk management activities that meet the definition of derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets. As long as the current ratemaking mechanism discussed above remains in place and the Utility’s price risk management activities are carried out in accordance with CPUC directives, the Utility expects to recover fully, in rates, all costs related to derivatives. Therefore, all unrealized gains and losses associated with the change in fair value of these derivative instruments are deferred and recorded within the Utility’s regulatory assets and liabilities on the Condensed Consolidated Balance Sheets. (See Note 3 above.) Net realized gains or losses are recorded in the cost of electricity or the cost of natural gas with corresponding increases or decreases to regulatory balancing accounts for recovery from or refund to customers.

The Utility elects the normal purchase and sale exception for eligible derivatives. Derivatives that require physical delivery in quantities that are expected to be used by the Utility over a reasonable period in the normal course of business, and do not contain pricing provisions unrelated to the commodity delivered are eligible for the normal purchase and sale exception. The fair value of derivatives that are eligible for the normal purchase and sales exception are not reflected in the Condensed Consolidated Balance Sheets.

Electricity Procurement

The Utility enters into third-party power purchase agreements for electricity to meet customer needs. The Utility’s third-party power purchase agreements are generally accounted for as leases, but certain third-party power purchase agreements are considered derivatives. The Utility elects the normal purchase and sale exception for eligible derivatives.

A portion of the Utility’s third-party power purchase agreements contain market-based pricing terms. In order to reduce volatility in customer rates, the Utility may enter into financial swap contracts or financial option contracts, or both, to effectively fix or cap, or both, the price of future purchases and reduce cash flow variability associated with fluctuating electricity prices. These financial contracts would be considered derivatives.

Electric Transmission Congestion Revenue Rights

The California electric transmission grid, controlled by the California Independent System Operator (“CAISO”), is subject to transmission constraints when there is insufficient transmission capacity to supply the market. The CAISO imposes congestion charges on market participants to manage transmission congestion. The revenue generated from congestion charges is allocated to holders of congestion revenue rights (“CRRs”). CRRs allow market participants to hedge the financial risk of CAISO-imposed congestion charges in the day-ahead market. The CAISO releases CRRs through an annual and monthly process, each of which includes an allocation phase (in which load-serving entities, such as the Utility, are allocated CRRs at no cost based on the customer demand or “load” they serve) and an auction phase (in which CRRs are priced at market and available to all market participants). The Utility participates in the allocation and auction phases of the annual and monthly CRR processes. CRRs are considered derivatives.

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

Volume of Derivative Activity

At June 30, 2012, the volume of PG&E Corporation’s and the Utility’s outstanding derivatives was as follows:

		Contract Volume (1)
Underlying Product	Instruments	Less Than 1 Year	Greater Than 1 Year but Less Than 3 Years	Greater Than 3 Years but Less Than 5 Years	Greater Than 5 Years (2)
Natural Gas (3) (MMBtus (4))	Forwards and Swaps	415,332,102	156,732,291	5,680,000	-
	Options	256,620,196	277,662,141	7,000,000	-
Electricity (Megawatt-hours)	Forwards and Swaps	5,010,023	4,314,021	2,009,505	3,081,447
	Options	-	174,559	239,233	183,964
	Congestion Revenue Rights	58,606,638	73,139,741	73,207,008	44,412,837

(1) Amounts shown reflect the total gross derivative volumes by commodity type that are expected to settle in each period.

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

At June 30, 2012, PG&E Corporation’s and the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$ 52	$ (32)	$ 96	$ 116
Other noncurrent assets – other	101	(50)	-	51
Current liabilities – other	(399)	32	212	(155)
Noncurrent liabilities – other	(309)	50	37	(222)

Total commodity risk	$ (555)	$ -	$ 345	$ (210)

At December 31, 2011, PG&E Corporation’s and the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$ 54	$ (39)	$ 103	$ 118
Other noncurrent assets – other	113	(59)	-	54
Current liabilities – other	(489)	39	274	(176)
Noncurrent liabilities – other	(398)	59	101	(238)

Total commodity risk	$ (720)	$ -	$ 478	$ (242)

Gains and losses recorded on PG&E Corporation’s and the Utility’s derivatives were as follows:

	Commodity Risk
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Unrealized gain/(loss) - regulatory assets and liabilities (1)	$ 219	$ 21	$ 165	$ 158
Realized gain/(loss) - cost of electricity (2)	(125)	(122)	(275)	(258)
Realized gain/(loss) - cost of natural gas (2)	(5)	(6)	(27)	(61)

Total commodity risk instruments	$89	$ (107)	$ (137)	$ (161)

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

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. At June 30, 2012, the Utility’s credit rating was investment grade. If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to collateralize fully some of its net liability derivative positions.

At June 30, 2012, the additional cash collateral that the Utility would be required to post if the credit risk-related contingency features were triggered was as follows:

(in millions)
Derivatives in a liability position with credit risk-related contingencies that are not fully collateralized	$ (443)
Related derivatives in an asset position	75
Collateral posting in the normal course of business related to these derivatives	209

Net position of derivative contracts/additional collateral posting requirements (1)	$ (159)

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

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below (money market investments and assets held in rabbi trusts are held by PG&E Corporation and not the Utility):

	Fair Value Measurements
	At June 30, 2012					At December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Money market investments	$ 245	$ -	$ -	$ -	$ 245	$ 206	$ -	$ -	$ -	$ 206

Nuclear decommissioning trusts
U.S. equity securities	891	8	-	-	899	841	8	-	-	849
Non-U.S. equity securities	330	-	-	-	330	323	-	-	-	323
U.S. government and agency securities	709	142	-	-	851	744	156	-	-	900
Municipal securities	-	57	-	-	57	-	58	-	-	58
Other fixed-income securities	-	179	-	-	179	-	99	-	-	99

Total nuclear decommissioning trusts (2)	1,930	386	-	-	2,316	1,908	321	-	-	2,229

Price risk management instruments (Note 7)
Electricity	-	75	70	20	165	-	92	69	8	169
Gas	-	6	2	(6)	2	-	6	-	(3)	3

Total price risk management instruments	-	81	72	14	167	-	98	69	5	172

Rabbi trusts
Fixed-income securities	-	27	-	-	27	-	25	-	-	25
Life insurance contracts	-	69	-	-	69	-	67	-	-	67

Total rabbi trusts	-	96	-	-	96	-	92	-	-	92

Long-term disability trust
U.S. equity securities	4	13	-	-	17	13	15	-	-	28
Non-U.S. equity securities	-	13	-	-	13	-	9	-	-	9
Fixed-income securities	-	136	-	-	136	-	145	-	-	145

Total long-term disability trust	4	162	-	-	166	13	169	-	-	182

Total assets	$ 2,179	$ 725	$ 72	$ 14	$ 2,990	$ 2,127	$ 680	$ 69	$ 5	$ 2,881

Liabilities:
Price risk management instruments (Note 7)
Electricity	$ 312	$ 220	$ 152	$ (315)	$ 369	$ 411	$ 289	$ 143	$ (441)	$ 402
Gas	14	10	-	(16)	8	31	13	-	(32)	12

Total liabilities	$ 326	$ 230	$ 152	$ (331)	$ 377	$ 442	$ 302	$ 143	$ (473)	$ 414

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Excludes $210 million and $188 million at June 30, 2012 and December 31, 2011, respectively, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the table above.

Money Market Investments

PG&E Corporation invests in money market funds that seek to maintain a stable net asset value. These funds invest in high quality, short-term, diversified money market instruments, such as U.S. Treasury bills, U.S. agency securities, certificates of deposit, and commercial paper with a maximum weighted average maturity of 60 days or less. PG&E Corporation’s investments in these money market funds are valued using unadjusted prices for identical assets in an active market and are thus classified as Level 1. Money market funds are recorded as cash and cash equivalents in PG&E Corporation’s Condensed Consolidated Balance Sheets.

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

Equity securities primarily include investments in common stock, which are valued based on unadjusted prices for identical securities in active markets and are classified as Level 1. Equity securities also include commingled funds composed of equity securities traded publicly on exchanges across multiple industry sectors in the U.S. and other regions of the world, which are classified as Level 2. Price quotes for the assets held by these funds are readily observable and available.

Debt securities are primarily composed of U.S. government and agency securities, municipal securities, and other fixed-income securities, including corporate debt securities. U.S. government and agency securities primarily consist of U.S. Treasury securities that are classified as Level 1 because the fair value is determined by observable market prices in active markets. A market approach is generally used to estimate the fair value of debt securities classified as Level 2. Under a market approach, fair values are determined based on evaluated pricing data, such as broker quotes, for similar securities adjusted for observable differences. Significant inputs used in the valuation model generally include benchmark yield curves and issuer spreads. The external credit ratings, coupon rate, and maturity of each security are considered in the valuation model, as applicable.

Price Risk Management Instruments

Price risk management instruments include physical and financial derivative contracts, such as power purchase agreements, forwards, swaps, options, and CRRs that are traded either on an exchange or over-the-counter. (See Note 7 above.)

Power purchase agreements, forwards, and swaps are valued using a discounted cash flow model. Exchange-traded forwards and swaps that are valued using observable market forward prices for the underlying commodity are classified as Level 1. Forwards and swaps transacted in the over-the-counter market that are identical to exchange-traded forwards and swaps or are valued using forward prices from broker quotes that are corroborated with market data are classified as Level 2. Long-dated power purchase agreements that are valued using significant unobservable data are classified as Level 3. These Level 3 contracts are valued using either estimated basis adjustments from liquid trading points or techniques, including extrapolation from observable prices, when a contract term extends beyond a period for which market data is available.

Exchange-traded options are valued using observable market data and market-corroborated data and are classified as Level 2. Over-the-counter options are classified as Level 3 and are valued using a standard option pricing model, which includes forward prices for the underlying commodity, time value at a risk-free rate, and volatility. For periods where market data is not available, the Utility extrapolates observable data using internal models.

The Utility holds CRRs to hedge the financial risk of CAISO-imposed congestion charges in the day-ahead market. CRRs are valued based on prices observed in the CAISO auction, which are discounted at the risk-free rate. Limited market data is available in the CAISO auction and between auction dates; therefore, the Utility uses models to forecast CRR prices for those periods not covered in the auctions. CRRs are classified as Level 3.

Transfers between Levels

PG&E Corporation and the Utility recognize any transfers between levels in the fair value hierarchy as of the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2012.

Level 3 Measurements and Sensitivity Analysis

The Utility’s Market and Credit Risk Management department is responsible for determining the fair value of the Utility’s price risk management derivatives. Market and Credit Risk Management reports to the Chief Risk Officer of the Utility. Market and Credit Risk Management utilizes models to derive pricing inputs for the valuation of the Utility’s Level 3 instruments. These models use pricing inputs from brokers and historical data. The Market and Credit Risk Management department and the Controller’s organization collaborate to determine the appropriate fair value methodologies and classification for each derivative. Inputs used and fair value of Level 3 instruments are reviewed period over period and compared with market conditions to determine reasonableness. Valuation models and techniques are reviewed periodically.

CRRs and power purchase agreements are valued using historical prices and significant unobservable inputs, respectively, derived from internally developed models. Historical prices include CRR auction prices. Unobservable inputs include forward electricity prices. Significant increases or decreases in any of those inputs would result in a significantly higher or lower fair value, respectively. All costs related to Level 3 instruments are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. (See Note 7 above.)

(in millions)	Fair Value at June 30, 2012		Valuation Technique	Unobservable Input	Range
Fair Value Measurement	Assets	Liabilities
Congestion revenue rights	$ 70	$ (8)	Market approach	CRR auction prices	$ (6.11) - $ 92.13
Power purchase agreements	$ -	$ (144)	Discounted cash flow	Forward prices	$ 6.74 - $ 63.54

Level 3 Reconciliation

The following tables present the reconciliations for Level 3 price risk management instruments, net, for the three and six months ended June 30, 2012 and 2011.

	Price Risk Management Instruments
(in millions)	2012	2011
Liability balance as of April 1	$ (99)	$ (312)
Realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	19	32

Liability balance as of June 30	$ (80)	$ (280)

(1) Price risk management activity is recoverable through customer rates. Therefore, net income was not impacted by realized amounts. Unrealized gains and losses are deferred in regulatory liabilities and assets.

	Price Risk Management Instruments
(in millions)	2012	2011
Liability balance as of January 1	$ (74)	$ (399)
Realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(6)	119

Liability balance as of June 30	$ (80)	$ (280)

(1) Price risk management activity is recoverable through customer rates. Therefore, net income was not impacted by realized amounts. Unrealized gains and losses are deferred in regulatory liabilities and assets.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments:

•

The fair values of cash, restricted cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at June 30, 2012 and December 31, 2011, as they are short-term in nature or have interest rates that reset daily.

•

The fair values of the Utility’s fixed-rate senior notes and fixed-rate pollution control bond loan agreements, PG&E Corporation’s fixed-rate senior notes, and the ERBs issued by PERF were based on quoted market prices at June 30, 2012 and December 31, 2011.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	June 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation	$ 349	$ 377	$ 349	$ 380
Utility	10,894	13,173	10,545	12,543
Energy recovery bonds (Note 4)	223	226	423	433

Nuclear Decommissioning Trust Investments

The Utility classifies its investments held in the nuclear decommissioning trusts as “available-for-sale.” As the day-to-day investing activities of the trusts are managed by external investment managers, the Utility does not have the ability to sell its investments at its discretion. Therefore, all unrealized losses are considered other-than-temporary impairments. Realized gains and losses on the nuclear decommissioning trust investments are refundable or recoverable, respectively, through customer rates. Therefore, trust earnings are deferred and included in the regulatory liability for recoveries in excess of ARO. (See Note 3 above.) There is no impact on the Utility’s net income or accumulated other comprehensive income.

The following table provides a summary of available-for-sale investments held in the Utility’s nuclear decommissioning trusts:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value (1)
As of June 30, 2012:
Equity securities
U.S.	$ 325	$ 576	$ (2)	$ 899
Non-U.S.	197	137	(4)	330
Debt securities
U.S. government and agency securities	748	104	(1)	851
Municipal securities	54	3	-	57
Other fixed-income securities	174	5	-	179

Total	$ 1,498	$ 825	$ (7)	$ 2,316

As of December 31, 2011
Equity securities
U.S.	$ 334	$ 518	$ (3)	$ 849
Non-U.S.	194	131	(2)	323
Debt securities
U.S. government and agency securities	798	102	-	900
Municipal securities	56	2	-	58
Other fixed-income securities	96	3	-	99

Total	$ 1,478	$ 756	$ (5)	$ 2,229

(1) Excludes $210 million and $188 million at June 30, 2012 and December 31, 2011, respectively, primarily related to deferred taxes on appreciation of investment value.

The debt securities mature on the following schedule:

(in millions)	As of June 30, 2012
Less than 1 year	$ 17
1-5 years	420
5-10 years	250
More than 10 years	400

Total maturities of debt securities	$ 1,087

The following table provides a summary of activity for the debt and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in millions)
Proceeds from sales and maturities of securities	$ 315	$ 281	$ 666	$ 1,007
Gross realized gains on sales of securities held as available-for-sale	7	9	14	29
Gross realized losses on sales of securities held as available-for-sale	(5)	(3)	(8)	(6)

NOTE 9: RESOLUTION OF REMAINING CHAPTER 11 DISPUTED CLAIMS

Various electricity suppliers filed claims in the Utility’s Chapter 11 proceeding seeking payment for energy supplied to the Utility’s customers through the wholesale electricity markets operated by the CAISO and the California Power Exchange (“PX”) between May 2000 and June 2001. These claims, which the Utility disputes, are being addressed in various FERC and judicial proceedings in which the State of California, the Utility, and other electricity purchasers are seeking refunds from electricity suppliers, including municipal and governmental entities, for overcharges incurred in the CAISO and the PX wholesale electricity markets between May 2000 and June 2001. The FERC held hearings to consider the Utility’s and other electricity purchasers’ refund claims for the May through September 2000 period. The hearings concluded on July 19, 2012, but the FERC has not yet issued a decision.

While the FERC and judicial proceedings are pending, the Utility has pursued, and continues to pursue, settlements with electricity suppliers. The Utility entered into a number of settlement agreements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers. These settlement agreements provide that the amounts payable by the parties are, in some instances, subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC. Additional settlement discussions with other electricity suppliers are ongoing. Any net refunds, claim offsets, or other credits that the Utility receives from electricity suppliers through resolution of the remaining disputed claims, either through settlement or through the conclusion of the various FERC and judicial proceedings, are refunded to customers through rates in future periods.

On April 10, 2012, the Utility received from the PX a letter stating the mutual intent of both parties to offset the Utility’s remaining disputed claims with its accounts receivable from the CAISO and the PX. Accordingly, the Utility has presented the net amount of remaining disputed claims and accounts receivable on the Condensed Consolidated Balance Sheets at June 30, 2012, reflecting its intent and right to offset these amounts. At December 31, 2011, $494 million was included within accounts receivable – other on the Condensed Consolidated Balance Sheets.

The following table presents the changes in the remaining net disputed claims liability, which includes interest:

(in millions)
Balance at December 31, 2011	$848
Interest accrued	13
Less: electricity supplier settlements	(23)

Balance at June 30, 2012	$838

At June 30, 2012, the remaining net disputed claims liability consisted of $164 million of remaining net disputed claims (classified on the Condensed Consolidated Balance Sheets within accounts payable – disputed claims and customer refunds) and $674 million of accrued interest (classified on the Condensed Consolidated Balance Sheets within interest payable).

At June 30, 2012 and December 31, 2011, the Utility held $301 million and $320 million, respectively, in escrow, including earned interest, for payment of the remaining net disputed claims liability. These amounts are included within restricted cash on the Condensed Consolidated Balance Sheets.

Interest accrues on the remaining net disputed claims at the FERC-ordered rate, which is higher than the rate earned by the Utility on the escrow balance. Although the Utility has been collecting the difference between the accrued interest and the earned interest from customers, these collections are not held in escrow. If the amount of accrued interest is greater than the amount of interest ultimately determined to be owed on the remaining net disputed claims, the Utility would refund to customers any excess interest collected. The amount of any interest that the Utility may be required to pay will depend on the final determined amount of the remaining net disputed claims and when such interest is paid.

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

Commitments

Third-Party Power Purchase Agreements

As part of the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity. The price of purchased power may be fixed or variable. Variable pricing is generally based on the current market price of either gas or electricity at the date of purchase. The Utility’s obligations under a significant portion of these agreements are contingent on the third party’s development of new generation facilities to provide the power to be purchased by the Utility under these agreements. The table below excludes expected future payments related to agreements ranging from 10 to 25 years in length that are cancellable if the construction of a new generation facility has not met certain contractual milestones with respect to construction. Based on the Utility’s experience with these types of facilities, the Utility has determined that there is more than a remote chance that contracts could be cancelled until the generation facilities have commenced construction.

At June 30, 2012, the undiscounted future expected payment obligations were as follows:

(in millions)
2012	$ 1,337
2013	2,987
2014	3,142
2015	3,105
2016	2,998
Thereafter	32,911

Total	$ 46,480

Costs incurred by the Utility under power purchase agreements amounted to $978 million and $1.1 billion for the six months ended June 30, 2012 and 2011, respectively.

Some of the power purchase agreements that the Utility entered into with independent power producers that are qualifying facilities are treated as capital leases. During the six months ended June 30, 2012, the Utility terminated several agreements with total minimum lease payments of approximately $136 million. The future minimum lease payments associated with the remaining capital leases were approximately $125 million.

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

At June 30, 2012, the Utility’s undiscounted future expected payment obligations were as follows:

(in millions)
2012	$ 382
2013	426
2014	195
2015	185
2016	152
Thereafter	973

Total	$ 2,313

Costs incurred for natural gas purchases, natural gas transportation services, and natural gas storage amounted to $639 million and $929 million for the six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012, the undiscounted future expected payment obligations were as follows:

(in millions)
2012	$ 46
2013	86
2014	127
2015	193
2016	147
Thereafter	1,011

Total	$ 1,610

Payments for nuclear fuel amounted to $40 million and $47 million for the six months ended June 30, 2012 and 2011, respectively.

Other Commitments

In March 2012, the Utility entered into a 10-year facility lease agreement for 250,000 square feet of office space in San Ramon, California. As of June 30, 2012, the future minimum commitment for this operating lease was approximately $67 million.

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

The accrued liability associated with claims and litigation, regulatory proceedings, penalties, and other legal matters (other than third-party claims and penalties related to natural gas matters discussed below) totaled $42 million at June 30, 2012 and $52 million at December 31, 2011 and are included in PG&E Corporation’s and the Utility’s current liabilities – other in the Condensed Consolidated Balance Sheets. Except as discussed below, PG&E Corporation and the Utility do not believe that losses associated with legal and regulatory contingencies would have a material impact on their financial condition, results of operations, or cash flows.

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

Pending CPUC Investigations and Enforcement Matters

CPUC Investigation Regarding Utility’s Facilities Records for its Natural Gas Pipelines

On February 24, 2011, the CPUC commenced an investigation pertaining to safety recordkeeping for Line 132, as well as for the Utility’s entire gas transmission system. Among other matters, the investigation will determine whether the San Bruno accident would have been preventable by the exercise of safe procedures and /or accurate and technical recordkeeping in compliance with the law. In March 2012, the CPUC’s Customer Protection and Safety Division (“CPSD”) filed testimony alleging that the Utility committed numerous violations of applicable laws and regulations based on the findings of the CPSD’s records management consultant and an engineering consultant. Among other findings, the consultants’ reports concluded that: the Utility’s recordkeeping practices have been deficient and have diminished pipeline safety; the San Bruno accident may have been prevented had the Utility managed its records properly over the years; and that the Utility has been operating, and continues to operate, without a functional integrity management program. On June 26, 2012, the Utility submitted testimony to the CPUC that disputed many of the CPSD’s findings and allegations, but acknowledged that improvements are needed to its asset management system and recordkeeping practices and outlined the steps being taken in these areas. Evidentiary hearings are scheduled for September 2012 with a final decision expected in February 2013. If the CPUC finds that the Utility has violated any rule, regulation or law, it will schedule a second phase to assess penalties. (See “Penalties Conclusion” below.)

CPUC Investigation Regarding Class Location Designations for Pipelines

On November 10, 2011, the CPUC commenced an investigation pertaining to the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density. Under federal and state regulations, the class location designation of a pipeline is based on the types of buildings, population density, or level of human activity near the segment of pipeline, and is used to determine the maximum allowable operating pressure (“MAOP”) up to which a pipeline can be operated. In the CPSD’s May 25, 2012 investigative report, the CPSD cited the Utility’s admissions in previous reports to the CPUC that it had failed to classify pipeline segments properly and document past patrols of transmission lines and concluded that these failures resulted in a total of 3,062 violations of state and federal standards, the durations of which in total exceeded 15 million days. The report urged the CPUC to levy significant penalties on the Utility but did not recommend a specific penalty amount. On July 23, 2012, the Utility submitted testimony in response to the CPSD’s report that acknowledged deficiencies in the Utility’s past class location and patrol processes and described the efforts to improve those processes. The Utility also reported that it had discovered that its access to some pipelines has been limited by vegetation overgrowth or building structures that encroach upon some of the Utility’s gas pipeline property easements and that the Utility plans to undertake a multi-year effort to clear these encroachments. Evidentiary hearings are scheduled for August 2012 with a final decision expected in late 2012 or early 2013. (See “Penalties Conclusion” below.)

CPUC Investigation Regarding San Bruno Accident

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

On June 26, 2012, the Utility submitted testimony to the CPUC that disputed many of the CPSD’s findings and allegations. The Utility acknowledged its liability for the San Bruno accident and determined that the likely root cause of the pipeline rupture was (1) a missing interior weld on the pipe; (2) a ductile tear likely caused by a hydrostatic test performed in 1956 at too low a pressure to cause the defective weld to fail; and (3) a fatigue crack that grew over time. However, the Utility stated that many of the findings identified in the CPSD’s reports are not deficiencies, or are much less severe than alleged, and do not constitute violations of applicable laws and regulations.

Evidentiary hearings are scheduled for September and October 2012 with a final decision expected in January 2013. (See “Penalties Conclusion” below.)

Other Natural Gas Compliance Matters

In December 2011, the CPUC delegated authority to the CPSD to enforce compliance with certain state and federal regulations related to the safety of natural gas facilities and utilities’ natural gas operating practices, including the authority to issue citations and impose penalties. The CPUC also established a requirement that California gas corporations provide notice to the CPUC of any self-identified or self-corrected violations of these regulations. As of July 31, 2012, the Utility has submitted approximately 24 self-reports with the CPUC. In April 2012, the CPUC ordered the Utility to pay a $17 million penalty imposed by the CPSD for one of these self-reports in which the Utility failed to conduct periodic leak surveys because it had not included 16 gas distribution maps in its leak survey schedule. (The Utility has completed all of the missed leak surveys.) The CPSD has not yet taken action with respect to the Utility’s other self-reports. The CPSD may issue additional citations and impose penalties on the Utility associated with these or future reports that the Utility may file. (See “Penalties Conclusion” below.)

Penalties Conclusion

The CPUC can impose penalties of up to $20,000 per day, per violation, for violations of applicable laws, rules, and orders in connection with the pending investigations described above. For violations that are considered to have occurred on or after January 1, 2012, the penalties may be as high as $50,000 per day, per violation. (Under the CPUC’s delegation of authority described above, the CPSD is required to impose the maximum statutory penalty.) The CPUC and the CPSD have wide discretion to determine the number of violations and the length of time the violations existed. The calculation of penalties is generally based on the totality of the circumstances, including such factors as the severity of the violations; the type of harm caused by the violations and the number of persons affected; conduct taken to prevent, detect, disclose or rectify the violations; and the financial resources of the regulated entity.

The CPUC has stated that it is prepared to impose very significant penalties on the Utility if the evidence adduced at hearing establishes that the Utility’s policies and practices contributed to the loss of life, injuries, or loss of property resulting from the San Bruno accident.

PG&E Corporation and the Utility continue to believe it is probable that the Utility will incur total penalties of at least $200 million in connection with these investigations and the Utility’s self-reports. PG&E Corporation and the Utility have not recorded any additional charges during the six months ended June 30, 2012 and are unable to estimate the reasonably possible amount of penalties in excess of the amount accrued, and such amounts could be material. These estimates, and the assumptions on which they are based, are subject to change as the CPUC investigations progress and more information becomes known regarding the number of violations found to have been committed by the Utility; whether penalties will be calculated separately for each matter above or in the aggregate; whether the CPSD will issue additional citations based on the Utility’s self-reports; whether and how the CPUC will consider the broader impacts of the San Bruno accident on the Utility’s results of operations, financial condition, and cash flows; and the terms of possible settlements (if any) that may be negotiated with the CPUC. Future changes in these estimates or assumptions could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows.

Criminal Investigation

The U.S. Department of Justice, the California Attorney General’s Office, and the San Mateo County District Attorney’s Office are conducting an investigation of the San Bruno accident and have indicated that the Utility is a target of the investigation. The Utility is cooperating with the investigation. PG&E Corporation and the Utility are uncertain whether any criminal charges will be brought against either company or any of their current or former employees. PG&E Corporation and the Utility are unable to estimate the amount (or range of amounts) of reasonably possible losses associated with any civil or criminal penalties that could be imposed on the Utility.

Third-Party Claims

In addition to the investigations and proceedings discussed above, at June 30, 2012, approximately 120 lawsuits involving third-party claims for personal injury and property damage, including two class action lawsuits, had been filed against PG&E Corporation and the Utility in connection with the San Bruno accident on behalf of approximately 400 plaintiffs. The lawsuits seek compensation for personal injury and property damage, and other relief, including punitive damages. These cases have been coordinated and assigned to one judge in the San Mateo County Superior Court. The trial date for the first of these cases has been rescheduled from July 23, 2012 to October 9, 2012. The court also postponed until September 4, 2012 the hearing on various motions filed by PG&E Corporation and the Utility to request that the court dismiss certain claims, including the plaintiffs’ claims for punitive damages, based upon a lack of evidence to support such claims.

At June 30, 2012, the Utility has recorded a cumulative charge of $455 million for estimated third-party claims related to the San Bruno accident, including an $80 million charge made during the three and six months ended June 30, 2012, primarily to reflect recent settlements and information exchanged by the parties during the settlement and discovery process. The Utility estimates it is reasonably possible that it may incur as much as an additional $145 million for third-party claims, for a total possible loss of $600 million. PG&E Corporation and the Utility are unable to estimate the amount (or range of amounts) of reasonably possible losses associated with punitive damages, if any, related to these matters. The Utility has publicly stated that it is liable for the San Bruno accident and will take financial responsibility to compensate all of the victims for the injuries they suffered as a result of the accident.

The following table presents the changes in third-party claims liability since the San Bruno accident in 2010, which is included in other current liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

(in millions)
Balance at January 1, 2010	$ 0
Loss accrued	220
Less: Payments	(6)

Balance at December 31, 2010	214
Additional loss accrued	155
Less: Payments	(92)

Balance at December 31, 2011	277
Additional loss accrued	80
Less: Payments	(47)

Balance at June 30, 2012	$ 310

Additionally, the Utility has liability insurance from various insurers who provide coverage at different policy limits that are triggered in sequential order or “layers.” Generally, as the policy limit for a layer is exhausted, the next layer of insurance becomes available. The aggregate amount of this insurance coverage is approximately $992 million in excess of a $10 million deductible. The Utility submitted insurance claims to certain insurers for the lower layers and recognized $25 million and $36 million for insurance recoveries during the three and six months ended June 30, 2012. This is in addition to the $99 million recognized for insurance recoveries during 2011. Although the Utility believes that a significant portion of costs incurred for third-party claims relating to the San Bruno accident will ultimately be recovered through its insurance, it is unable to predict the amount and timing of future insurance recoveries.

Spent Nuclear Fuel Storage Proceeding

Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (“DOE”) and electric utilities with commercial nuclear power plants were authorized to enter into contracts under which the DOE would be required to dispose of the utilities’ spent nuclear fuel and high-level radioactive waste by January 1998, in exchange for fees paid by the utilities. The DOE has been unable to meet its contractual obligation with the Utility to dispose of nuclear waste from the Utility’s two nuclear generating units at Diablo Canyon and its retired nuclear facility at Humboldt Bay (“Humboldt Bay Unit 3”). As a result, the Utility constructed an interim dry cask storage facility to store spent fuel at Diablo Canyon through at least 2024, and a separate facility at Humboldt Bay. The Utility and other nuclear power plant owners sued the DOE to recover the costs that they incurred to construct interim storage facilities for spent nuclear fuel. Since 2004, the Utility has filed several complaints in the U.S. Court of Federal Claims to recover $92 million of costs that it incurred through 2004 and to recover all costs incurred in periods thereafter. The Utility estimates that it has incurred costs at least $205 million since 2005. The Utility’s complaints have been similar to those filed by other utilities with nuclear facilities.

On June 6, 2012, the Utility and the DOJ requested that the U.S. Attorney General approve a proposed settlement agreement that would award the Utility $266 million for spent fuel storage costs incurred through December 31, 2010. The proposed agreement also would allow the Utility to submit annual claims to recover costs incurred in 2011, 2012 and 2013, which the Utility estimates to be $25 million per year. The agreement does not address costs incurred for spent fuel storage after 2013 and such costs could be the subject of future litigation. Considerable uncertainty continues to exist regarding when and whether the DOE will meet its contractual obligation to the Utility and other nuclear power plant owners to dispose of spent fuel.

At June 30, 2012, no receivable related to the proposed settlement was recorded in the Utility’s Condensed Consolidated Financial Statements. The Utility expects that the proposed settlement will be approved in the third quarter of 2012 and that the Utility will receive the payment during the same quarter. Amounts recovered from the DOJ will be refunded to customers through rates in future periods.

Nuclear Insurance

The Utility has several types of nuclear insurance for the two nuclear generating units at Diablo Canyon and Humboldt Bay Unit 3. The Utility has insurance coverage for property damages and business interruption losses as a member of Nuclear Electric Insurance Limited (“NEIL”). NEIL is a mutual insurer owned by utilities with nuclear facilities. NEIL provides property damage and business interruption coverage of up to $3.2 billion per incident ($2.7 billion for property damage and $490 million for business interruption) for Diablo Canyon. In addition, NEIL provides $131 million of property damage insurance for Humboldt Bay Unit 3. Under this insurance, if any nuclear generating facility insured by NEIL suffers a catastrophic loss, the Utility may be required to pay an additional premium of up to $44 million per one-year policy term. NRC regulations require that the Utility’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontaminate the plant before any proceeds can be used for decommissioning or plant repair.

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

Guarantees

PG&E Corporation retains a guarantee related to certain obligations of its former subsidiary, National Energy & Gas Transmission, Inc. (“NEGT”), that were issued to the purchaser of an NEGT subsidiary company in 2000. PG&E Corporation’s primary remaining exposure relates to any potential environmental obligations that were known to NEGT at the time of the sale but not disclosed to the purchaser, and is limited to $150 million. PG&E Corporation has not received any claims nor does it consider it probable that any claims will be made under the guarantee. PG&E Corporation believes that if it were required to satisfy its obligations under this guarantee, any required payments would not have a material impact on its financial condition, results of operations, or cash flows.

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

The following table presents the changes in the environmental remediation liability from December 31, 2011:

(in millions)
Balance at December 31, 2011	$ 785
Additional remediation costs accrued:
Transfer to regulatory account for recovery	100
Amounts not recoverable in customer rates	96
Less: Payments	(61)

Balance at June 30, 2012	$ 920

The environmental remediation liability is composed of the following:

	Balance At
(in millions)	June 30, 2012	December 31, 2011
Utility-owned natural gas compressor site near Hinkley, California (1)	$ 210	$ 149
Utility-owned natural gas compressor site near Topock, Arizona	240	218
Utility-owned generation facilities (other than for fossil fuel-fired), other facilities, and third-party disposal sites	165	133
Former MGP sites owned by the Utility or third parties	178	154
Fossil fuel-fired generation facilities formerly owned by the Utility	88	81
Decommissioning fossil fuel-fired generation facilities and sites	39	50

Total environmental remediation liability	$ 920	$ 785

(1) See “Hinkley Natural Gas Compressor Site” below.

The CPUC has authorized the Utility to recover most of its environmental remediation costs through various ratemaking mechanisms, subject to exclusions for certain sites, such as the Hinkley natural gas compressor site, and subject to limitations for certain liabilities such as amounts associated with fossil fuel-fired generation facilities formerly owned by the Utility. At June 30, 2012, the Utility expected to recover $573 million through these ratemaking mechanisms. The Utility also recovers environmental remediation costs from insurance carriers and from other third parties whenever possible. Amounts collected in excess of the Utility’s ultimate obligations may be subject to refund to customers through rates.

Hinkley Natural Gas Compressor Site

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor site near Hinkley, California. The Utility is also required to take measures to abate the effects of the contamination on the environment. The Utility’s remediation and abatement efforts are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region (“Regional Board”). The Regional Board has issued several orders directing the Utility to implement interim remedial measures to reduce the mass of the underground plume of hexavalent chromium, monitor and control movement of the plume, and provide replacement water to affected residents.

In June 2012, the Regional Board issued an amended cleanup and abatement order that accepted the Utility’s proposed program to provide whole house replacement systems for approximately 300 resident households located up to one mile from the chromium plume boundary with two options for a replacement water supply. Eligible residents may have an individual water treatment system on the property or, where feasible, have a deeper well installed to draw water from a lower aquifer. Alternatively, eligible residents may choose to have the Utility purchase their properties. The Utility has begun implementing this program and is required to complete implementation by August 31, 2013. The Utility will maintain and operate the whole house replacement systems for five years or until the State of California has adopted a drinking water standard specifically for hexavalent chromium at which time the program will be evaluated.

The Regional Board is also evaluating final remediation alternatives submitted by the Utility using a combination of remedial methods, including using pumped groundwater from extraction wells to irrigate agricultural land and in-situ treatment of the contaminated water. The Regional Board stated it anticipates releasing a draft environmental impact report (“EIR”) in the second half of 2012 and the Utility expects that it will consider certification of the final EIR, which will include the final approved remediation plan, in early 2013.

At June 30, 2012, $210 million was accrued in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets for estimated undiscounted future remediation costs associated with the Hinkley natural gas compressor site, compared to $149 million accrued at December 31, 2011. The increase primarily reflects the Utility’s best estimate of future probable costs associated with providing water replacement systems to eligible residents or purchasing property from eligible residents, as described above. Remediation costs for the Hinkley natural gas compressor site are not recovered from customers.

Future costs will depend on many factors, including when and whether the Regional Board certifies the final remediation plan, the extent of the groundwater chromium plume, the levels of hexavalent chromium the Utility is required to use as the standard for remediation, and the number of eligible residents who participate in the Utility’s program or choose to have the Utility purchase their properties, as described above. As more information becomes known regarding these factors, estimates and assumptions regarding the amount of liability incurred may be subject to further changes. Future changes in estimates may have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows.

Reasonably Possible Environmental Remediation Contingencies

Although the Utility has provided for known environmental remediation obligations that are probable and reasonably estimable, the Utility’s undiscounted future costs could increase to as much as $1.6 billion (including amounts related to the Hinkley natural gas compressor site) if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs, and could increase further if the Utility chooses to remediate beyond regulatory requirements. The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on PG&E Corporation’s and the Utility’s results of operations during the period in which they are recorded.

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

The audits of PG&E Corporation’s tax returns for the 2005 through 2007 tax years are in the final stages of IRS appeal. PG&E Corporation expects to complete the appeals process in 2012.

The IRS is continuing to work with the utility industry to provide consistent repairs deduction guidance for natural gas transmission, natural gas distribution, and electric generation businesses. PG&E Corporation and the Utility expect the IRS to release this guidance in 2012.

PG&E Corporation and the Utility are unable to determine a range of reasonably possible impact of future changes to the unrecognized tax benefits at this time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

PG&E Corporation, incorporated in California in 1995, is a holding company that conducts its business through Pacific Gas and Electric Company (“Utility”), a public utility operating in northern and central California. The Utility generates revenues mainly through the sale and delivery of electricity and natural gas to customers. The Utility served approximately five million electricity distribution customers and approximately four million natural gas distribution customers at June 30, 2012.

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

Most of the Utility’s base revenues (“revenue requirements”) that the Utility is authorized to collect through rates are set by the CPUC in the General Rate Case (“GRC”), which occurs generally every three years. The Utility’s revenue requirements for other portions of its operations, such as electric transmission, natural gas transportation and storage services, electricity and natural gas purchases, are authorized in other regulatory proceedings overseen by the CPUC or the FERC. The Utility’s revenue requirements are generally set at a level to allow the Utility to recover its forecasted operating expenses, to recover depreciation, tax, and interest expenses associated with forecasted capital expenditures, and to provide the Utility an opportunity to earn its authorized rate of return on equity (“ROE”). The Utility also collects revenue requirements to recover certain costs that the CPUC has authorized the Utility to pass through to customers, such as electricity procurement costs. From time to time, the Utility also files separate applications with the CPUC requesting authority to recover costs for other projects. PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows are affected by the extent to which the Utility is able to timely recover its actual costs through rates and earn its authorized ROE.

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

Key Factors Affecting Results of Operations and Financial Condition

PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows have been materially affected by costs associated with the Utility’s natural gas operations and third-party claims related to the rupture of one of the Utility’s natural gas transmission pipelines in San Bruno, California on September 9, 2010 (the “San Bruno accident”). As discussed below, a number of other factors also have had, and may continue to have, a material impact on PG&E Corporation’s and the Utility’s future results of operations, financial condition, and cash flows.

•

The Outcome of Matters Related to the Utility’s Natural Gas System. The Utility forecasts that total natural gas pipeline-related costs could be as much as $550 million in 2012 which may not be recoverable through rates, including $128 million and $232 million incurred during the three and six months ended June 30, 2012, respectively. These costs include amounts related to the Utility’s proposed pipeline safety enhancement plan. It is uncertain when the CPUC will act on the Utility’s request to track plan-related costs for potential future recovery, what portion of plan-related costs incurred in 2012 or future years will be recoverable, and when such plan-related costs, if any, will be recovered. (See “Natural Gas Matters – CPUC Gas Safety Rulemaking Proceeding” below.) During the three months ended June 30, 2012, the Utility increased its accrual for third-party claims related to the San Bruno accident by $80 million, and it is reasonably possible that the Utility may incur additional charges of up to $145 million for these claims. PG&E Corporation and the Utility believe it is reasonably possible that the ultimate amount of penalties that the CPUC will impose in connection with the investigations and enforcement matters pending at the CPUC could be materially higher than the $200 million charge recorded in 2011. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.) It is also reasonably possible that an ongoing investigation of the San Bruno accident by federal and state authorities may result in the imposition of civil or criminal penalties on the Utility. PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows will be affected by the scope and timing of the final CPUC-approved pipeline safety enhancement plan, the ultimate amount of pipeline-related costs that are not recovered through rates, the ultimate amount of costs incurred for third-party claims that are not recoverable through insurance, and the ultimate amount of civil or criminal penalties, or punitive damages, if any, the Utility may be required to pay.

•

The Timing and Outcome of Ratemaking and Other Regulatory Proceedings. The Utility’s financial results are affected by the timing and outcome of rate case decisions and other proceedings. As described in the 2011 Annual Report, the CPUC and FERC issued decisions in 2011 that determined the majority of the Utility’s base revenue requirements through 2013 or later. On July 2, 2012, the Utility submitted a draft of its 2014 GRC application to the CPUC. In the 2014 GRC, the CPUC will determine the amount of revenue requirements the Utility can collect through rates for its electric generation operations and electric and natural gas distribution from 2014 through 2016. The Utility’s draft application proposes that the CPUC increase the Utility’s authorized base revenues for 2014 by $1.25 billion over the comparable base revenues for 2013 that were previously authorized by the CPUC. (See “Regulatory Matters – 2014 General Rate Case” below). Further, as discussed above, the CPUC is also still considering the Utility’s request for authorization to recover costs incurred under its proposed pipeline safety enhancement plan. (See “Natural Gas Matters – CPUC Gas Safety Rulemaking Proceeding” below.) The outcome of these regulatory proceedings can be affected by many factors, including general economic conditions, the level of customer rates, regulatory policies, and political considerations.

•

The Ability of the Utility to Control Operating Costs. The Utility may incur costs that are higher than forecasted costs, or it may incur significant unanticipated costs. In addition to the expenses related to natural gas matters described above, the Utility forecasts that it will incur expenses in 2012 that are approximately $250 million higher than amounts assumed under the 2011 GRC and the 2011 Gas Transmission and Storage (“GT&S”) rate case as the Utility continues to work to improve the safety and reliability of its electric and natural gas operations. The Utility expects to continue to incur these incremental expenses in 2013. These higher forecasted expenses, including $104 million that was incurred in operating and maintenance expense during the six months ended June 30, 2012, will continue to negatively affect PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the remainder of 2012 and 2013. (See “Results of Operations” below.) The Utility plans to request that the CPUC authorize increased revenue requirements in the 2014 GRC and the 2015 GT&S rate case to allow the Utility to recover the higher level of expenses it anticipates it will incur in 2014 and future years. (See “Regulatory Matters – 2014 General Rate Case” below.) In addition, any future increase in the Utility’s environmental-related liabilities that are not recoverable through rates, such as costs associated with its natural gas compressor station located in Hinkley, California, could also negatively affect PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows.

•

Authorized Rate of Return, Capital Structure, and Financing. PG&E Corporation contributes equity to the Utility as needed by the Utility to maintain its CPUC-authorized capital structure for its electric and natural gas distribution and electric generation rate base, consisting of 52% common equity and 48% debt and preferred stock. The Utility has incurred costs that are not recoverable through rates, which has increased the Utility’s equity financing needs. During the six months ended June 30, 2012, the Utility received equity contributions from PG&E Corporation of approximately $565 million. PG&E Corporation funded its equity contributions to the Utility primarily through common stock issuances. The Utility’s future equity financing needs will be affected by the ultimate amount of unrecoverable costs and penalties incurred in connection with natural gas matters and the pending investigations discussed above. Additional equity issued by PG&E Corporation in the future to fund further equity contributions to the Utility could have a material dilutive effect on PG&E Corporation’s earnings per common share. In addition, the Utility’s net income and PG&E Corporation’s income available for common shareholders in 2013 and future years may be affected by changes in the Utility’s authorized capital structure and ROE, currently set at 11.35%. (See “2013 Cost of Capital Proceeding” below.) The Utility’s financing needs also will be affected by other factors, including the expiration of the accelerated (or “bonus”) depreciation provisions of the federal Tax Relief Act in 2013, and the timing and amount of the Utility’s capital expenditures, operating expenses, and collateral requirements associated with price risk management activities. PG&E Corporation’s and the Utility’s ability to access the capital markets and the terms and rates of future financings could be affected by changes in their respective credit ratings, the outcome of natural gas matters, general economic and market conditions, and other factors. (See “Liquidity and Financial Resources” below.)

Summary of Changes in Earnings per Common Share and Income Available for Common Shareholders for the Three and Six Months Ended June 30, 2012

PG&E Corporation’s income available for common shareholders for the three months ended June 30, 2012 decreased by $127 million, or 35%, to $235 million, compared to $362 million for the same period in 2011. For the six months ended June 30, 2012, income available for common shareholders decreased by $93 million, or 17%, to $468 million, compared to $561 million for the same period in 2011. The following table is a summary reconciliation of the key changes in income available for common shareholders and earnings per common share for the three and six months ended June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Earnings	Earnings Per Common Share (Diluted)	Earnings	Earnings Per Common Share (Diluted)
Income Available for Common Shareholders – June 30, 2011	$ 362	$ 0.91	$ 561	$ 1.41
Natural gas matters	(64)	(0.15)	(130)	(0.30)
Timing of rate case decisions in 2011	(57)	(0.13)	-	-
Planned incremental work	(37)	(0.09)	(62)	(0.15)
Environmental-related costs	-	-	(42)	(0.10)
Increase in rate base earnings	20	0.05	42	0.10
Storm and outage expenses	6	0.01	34	0.08
Gas transmission revenues	5	0.01	13	0.03
Litigation and regulatory matters	2	-	24	0.06
Other	(2)	-	28	0.07
Increase in shares outstanding (1)	-	(0.06)	-	(0.09)

Income Available for Common Shareholders – June 30, 2012	$ 235	$ 0.55	$ 468	$ 1.11

(1) Represents the impact of a higher number of shares outstanding at June 30, 2012, compared to the number of shares outstanding at June 30, 2011. PG&E Corporation issues shares to fund its equity contributions to the Utility that are used by the Utility to maintain its capital structure and fund operations, including expenses related to natural gas matters. This has no dollar impact on earnings.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated capital expenditures; estimated environmental remediation, tax, and other liabilities; estimates and assumptions used in PG&E Corporation’s and the Utility’s critical accounting policies; estimated losses associated with various investigations, enforcement matters, and regulatory proceedings pertaining to the San Bruno accident and the Utility’s natural gas operations; estimated losses and insurance recoveries associated with the civil litigation arising from the San Bruno accident; estimated additional costs the Utility will incur related to its natural gas transmission and distribution business; estimated future cash flows; and the amount of future equity or debt financings. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “target,” “predict,” “anticipate,” “aim,” “may,” “might,” “should,” “would,” “could,” “goal,” “potential,” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•

the outcomes of pending and future investigations, enforcement matters, and regulatory proceedings related to the San Bruno accident and the safety of the Utility’s natural gas system; the ultimate amount of third-party claims associated with the San Bruno accident and the timing and amount of related insurance recoveries; the ultimate amount of any civil or criminal penalties, or punitive damages, if any, the Utility may incur related to these matters; and the ultimate amount of costs the Utility incurs for natural gas matters that are not recovered through rates;

•

the outcome of future investigations or proceedings that may be commenced by the CPUC or other regulatory authorities relating to the Utility’s compliance with laws, rules, regulations, or orders applicable to the operation, inspection, and maintenance of its electric and gas facilities (in addition to investigations or proceedings related to the San Bruno accident and natural gas matters);

•

the ultimate amount of additional costs the Utility incurs in 2012 and 2013, for incremental work to improve the safety and reliability of its electric and natural gas operations, that are not recovered through rates;

•

whether PG&E Corporation and the Utility are able to repair the reputational harm that they have suffered, and may suffer in the future, due to the San Bruno accident and the related civil litigation, the occurrence of adverse developments in the CPUC investigations or the criminal investigation, including any finding of criminal liability;

•

the level of equity contributions that PG&E Corporation must make to the Utility to enable the Utility to maintain its authorized capital structure as the Utility incurs charges and costs, including costs associated with natural gas matters and penalties imposed in connection with the pending investigations, that are not recoverable through rates or insurance;

•

the impact of environmental remediation laws, regulations, and orders; the ultimate amount of costs incurred to discharge the Utility’s known and unknown remediation obligations; the extent to which the Utility is able to recover compliance and remediation costs from third parties or through rates or insurance; and the ultimate amount of costs the Utility incurs in connection with environmental remediation liabilities that are not recoverable through rates or insurance, such as the remediation costs associated with the Utility’s natural gas compressor station site located near Hinkley, California;

•

the results of seismic studies the Utility is conducting that could affect the Utility’s ability to continue operating its Diablo Canyon nuclear power plant (“Diablo Canyon”) or renew the operating licenses for Diablo Canyon, and the impact of new legislation, regulations, recommendations or policies applicable to the operations, security, safety, or decommissioning of nuclear facilities, the storage of spent nuclear fuel, seismic design, cooling water intake, or other issues;

•

the impact of weather-related conditions or events (such as storms, tornadoes, floods, drought, solar or electromagnetic events, and wildland and other fires), natural disasters (such as earthquakes, tsunamis, and pandemics), and other events (such as explosions, fires, accidents, mechanical breakdowns, equipment failures, human errors, and labor disruptions), as well as acts of terrorism, war, or vandalism, including cyber-attacks, that can cause unplanned outages, reduce generating output, disrupt the Utility’s service to customers, or damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies; and subject the Utility to third-party liability for property damage or personal injury, or result in the imposition of civil, criminal, or regulatory penalties on the Utility;

•

the impact of environmental laws and regulations aimed at the reduction of carbon dioxide and other greenhouse gases (“GHG”s), and whether the Utility is able to recover associated compliance costs, including the cost of emission allowances and offsets, that the Utility may incur under cap-and-trade regulations;

•

changes in customer demand for electricity (“load”) and natural gas resulting from unanticipated population growth or decline in the Utility’s service area, general and regional economic and financial market conditions, the extent of municipalization of the Utility’s electric distribution facilities, changing levels of “direct access” customers who procure electricity from alternative energy providers, changing levels of customers who purchase electricity from governmental bodies that act as “community choice aggregators,” and the development of alternative energy technologies including self-generation and distributed generation technologies;

•

the adequacy and price of electricity, natural gas, and nuclear fuel supplies; the extent to which the Utility can manage and respond to the volatility of energy commodity prices; the ability of the Utility and its counterparties to post or return collateral in connection with price risk management activities; and whether the Utility is able to recover timely its energy commodity costs through rates;

•

whether the Utility’s information technology, operating systems and networks, including the newly installed advanced metering system infrastructure, customer billing, financial, and other systems, continue to function accurately; whether the Utility can modify its operating systems and networks as needed to timely implement “dynamic pricing” retail electric rates and comply with other requirements established by the CPUC; whether the Utility is able to protect its operating systems and networks from damage, disruption, or failure caused by cyber-attacks, computer viruses, or other hazards; whether the Utility’s security measures are sufficient to protect confidential customer, vendor, and financial data contained in such systems and networks from unauthorized access and disclosure; and whether the Utility can continue to rely on third-party vendors and contractors that maintain and support some of the Utility’s operating systems;

•	the extent to which costs incurred in connection with third-party claims or litigation are not recoverable through insurance, rates, or from other third parties;

•	the ability of PG&E Corporation and the Utility to access capital markets and other sources of debt and equity financing in a timely manner on acceptable terms;

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

RESULTS OF OPERATIONS

The table below details certain items from the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Utility
Electric operating revenues	$ 2,930	$ 2,888	$ 5,701	$ 5,504
Natural gas operating revenues	662	795	1,531	1,775

Total operating revenues	3,592	3,683	7,232	7,279

Cost of electricity	962	906	1,821	1,794
Cost of natural gas	132	258	475	766
Operating and maintenance	1,425	1,228	2,791	2,454
Depreciation, amortization, and decommissioning	606	592	1,190	1,082

Total operating expenses	3,125	2,984	6,227	6,096

Operating Income	467	699	955	1,183
Interest income	2	2	3	4
Interest expense	(171)	(169)	(339)	(340)
Other income, net	22	16	45	33

Income Before Income Taxes	320	548	664	880
Income tax provision	93	189	206	320

Net Income	227	359	458	560
Preferred stock dividend requirement	4	4	7	7

Income Available for Common Stock	$ 223	$ 355	$ 451	$ 553

PG&E Corporation, Eliminations, and Other(1)
Operating revenues	$ 1	$ 1	$ 2	$ 2
Operating expenses	1	8	3	9

Operating Income (Loss)	—	(7)	(1)	(7)
Interest income	1	1	1	1
Interest expense	(5)	(5)	(11)	(11)
Other income, net	10	5	13	5

Income (Loss) Before Income Taxes	6	(6)	2	(12)
Income tax benefit	(6)	(13)	(15)	(20)

Net Income	$ 12	$ 7	$17	$ 8

Consolidated Total
Operating revenues	$ 3,593	$ 3,684	$7,234	$ 7,281
Operating expenses	3,126	2,992	6,280	6,105

Operating Income	467	692	954	1,176
Interest income	3	3	4	5
Interest expense	(176)	(174)	(350)	(351)
Other income, net	32	21	58	38

Income Before Income Taxes	326	542	666	868
Income tax provision	87	176	191	300

Net Income	239	366	475	568
Preferred stock dividend requirement of subsidiary	4	4	7	7

Income Available for Common Shareholders	$ 235	$ 362	$ 468	$ 561

(1)	PG&E Corporation eliminates all intercompany transactions in consolidation.

Utility

The following presents the Utility’s operating results for the three and six months ended June 30, 2012 and 2011. Although the 2011 GRC and GT&S rate case were effective January 1, 2011, final decisions were not issued until the second quarter of 2011. Therefore, during the three months ended June 30, 2012, approximately $127 million of the total decrease in authorized base revenues is a result of amounts authorized and recorded in the three months ended June 30, 2011 but pertained to the three months ended March 31, 2011, with no similar activity in 2012.

Electric Operating Revenues

The Utility’s electric operating revenues consist of amounts charged to customers for electricity generation, transmission and distribution services, as well as amounts charged to customers to recover electricity procurement costs and the costs of public purpose, energy efficiency, and demand response programs.

The following table provides a summary of the Utility’s total electric operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Revenues excluding passed-through costs	$ 1,462	$ 1,508	$ 2,922	$ 2,814
Revenues for recovery of passed-through costs	1,468	1,380	2,779	2,690

Total electric operating revenues	$ 2,930	$ 2,888	$ 5,701	$ 5,504

The Utility’s total electric operating revenues, including revenues intended to recover costs that are passed through to customers, increased by $42 million, or 1%, in the three months ended June 30, 2012 and by $197 million, or 4%, in the six months ended June 30, 2012, as compared to the same periods in 2011. Costs that are passed through to customers and do not impact net income increased by $88 million and $89 million in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to an increase in cost of electricity. (See “Cost of Electricity” below.)

In the three months ended June 30, 2012, electric operating revenues, excluding costs passed through to customers, decreased by $46 million. This reflects approximately $100 million of base revenues that were authorized in the 2011 GRC decision issued in May 2011 and recorded in the three months ended June 30, 2011 but pertained to the three months ended March 31, 2011, with no similar activity in 2012. This decrease was partially offset by an increase in base revenues as authorized in the 2011 GRC decision.

In the six months ended June 30, 2012, electric operating revenues, excluding costs passed through to customers, increased by $108 million, primarily due to an increase in base revenues as authorized in the 2011 GRC decision.

The Utility’s future electric operating revenues, excluding passed-through costs, are expected to increase during the remainder of 2012 and in 2013 as authorized by the CPUC in the 2011 GRC. Additionally, the Utility’s future electric operating revenues will be impacted by the cost of electricity and other costs that are passed through to customers.

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

The following table provides a summary of the Utility’s cost of electricity and the total volume and average cost of purchased power:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Cost of purchased power	$ 907	$ 857	$ 1,682	$ 1,678
Fuel used in own generation facilities	55	49	139	116

Total cost of electricity	$ 962	$ 906	$ 1,821	$ 1,794

Average cost of purchased power per kWh(1)	$ 0.072	$ 0.088	$ 0.074	$ 0.088

Total purchased power (in millions of kWh)	12,529	9,709	22,819	19,137

(1) Kilowatt-hour.

The Utility’s total cost of electricity increased by $56 million, or 6%, in the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in the volume of purchased power, which was largely offset by the decrease in the average cost of power. Additionally, there was an increase in the cost of fuel used in the Utility’s own generation facilities as compared to the same period of 2011.

The Utility’s total cost of electricity increased by $27 million, or 2%, in the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in the cost of fuel used in the Utility’s own generation facilities as compared to the same period of 2011. Additionally, there was an increase in the volume of purchased power, which was largely offset by the decrease in the average cost of purchased power. The volume of power the Utility purchases is driven by load, the availability of the Utility’s own generation facilities, and the cost effectiveness of each source of electricity.

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

The following table provides a summary of the Utility’s natural gas operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Revenues excluding passed-through costs	$ 445	$ 459	$ 880	$ 844
Revenues for recovery of passed-through costs	217	336	651	931

Total natural gas operating revenues	$ 662	$ 795	$ 1,531	$ 1,775

The Utility’s natural gas operating revenues, including revenues intended to recover costs that are passed through to customers, decreased by $133 million, or 17%, and by $244 million, or 14%, in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Costs that are passed through to customers and do not impact net income decreased by $119 million and $280 million in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to a decrease in the cost of natural gas.

In the three months ended June 30, 2012, natural gas operating revenues, excluding costs passed through to customers, decreased by $14 million. This reflects approximately $27 million of base revenues that were authorized in the 2011 GT&S rate case decision issued in April 2011 and by the 2011 GRC decision issued in May 2011 and recorded in the three months ended June 30, 2011 but pertained to the three months ended March 31, 2011, with no similar activity in 2012. The decrease was partially offset by an increase in base revenues as authorized in the 2011 GT&S rate case and GRC decisions.

In the six months ended June 30, 2012, natural gas operating revenues, excluding costs passed through to customers, increased by $36 million, primarily due to an increase in base revenues as authorized in the 2011 GT&S rate case and GRC decisions and increases in natural gas storage revenues.

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

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage, and transportation of natural gas. The cost of natural gas excludes the cost of transportation on the Utility’s pipeline system, which is included in operating and maintenance expense in the Condensed Consolidated Statements of Income. The Utility’s cost of natural gas also includes realized gains and losses on price risk management activities. (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.) The Utility’s cost of natural gas is passed through to customers.

The following table provides a summary of the Utility’s cost of natural gas:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Cost of natural gas sold	$ 85	$ 213	$ 379	$ 674
Transportation cost of natural gas sold	47	45	96	92

Total cost of natural gas	$ 132	$ 258	$ 475	$ 766

Average cost per Mcf(1) of natural gas sold	$ 1.70	$ 3.80	$ 2.54	$ 4.27

Total natural gas sold (in millions of Mcf)	50	56	149	158

(1) One thousand cubic feet.

The Utility’s total cost of natural gas decreased by $126 million, or 49%, and by $291 million, or 38%, in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. These decreases were primarily due to a lower average market price of natural gas during 2012.

The Utility’s future cost of natural gas will be affected by the market price of natural gas and changes in customer demand. In addition, the Utility’s future cost of natural gas may be affected by federal or state legislation or rules to regulate the GHG emissions from the Utility’s natural gas transportation and distribution facilities and from natural gas consumed by the Utility’s customers.

Operating and Maintenance

Operating and maintenance expenses consist mainly of the Utility’s costs to operate and maintain its electricity and natural gas facilities, customer billing and service expenses, the cost of public purpose programs, and administrative and general expenses. The Utility’s ability to earn its authorized rate of return depends on the success of its ability to manage its expenses and to achieve operational and cost efficiencies.

The Utility’s operating and maintenance expenses increased by $197 million, or 16%, from $1,228 million in the three months ended June 30, 2011 to $1,425 million in the three months ended June 30, 2012. The change in costs passed through to customers was immaterial. Total costs associated with natural gas matters increased by $109 million, from $74 million in the three months ended June 30, 2011 to $183 million in the three months ended June 30, 2012. The costs for 2012 included $128 million for continuing work to validate safe pipeline operating pressures and conduct strength testing, as well as legal and other expenses, and $80 million for estimated third-party claims related to the San Bruno accident. These expenses were partially offset by $25 million in insurance recoveries for third-party claims related to the San Bruno accident. (See “Natural Gas Matters” below.) The Utility also incurred costs to improve the safety and reliability of its electric and natural gas operations that were $62 million higher than amounts assumed under the 2011 rate cases.

The Utility’s operating and maintenance expenses increased by $337 million, or 14%, from $2,454 million in the six months ended June 30, 2011 to $2,791 million in the six months ended June 30, 2012. The change in costs passed through to customers was immaterial. Total costs associated with natural gas matters increased by $221 million, from $125 million in the six months ended June 30, 2011 to $346 million in the six months ended June 30, 2012. The costs for 2012 included $232 million for continuing work to validate safe pipeline operating pressures and conduct strength testing, as well as legal and other expenses, $80 million for estimated third-party claims related to the San Bruno accident, and a $70 million contribution to the City of San Bruno. These expenses were partially offset by $36 million in insurance recoveries for third-party claims related to the San Bruno accident. (See “Natural Gas Matters” below.) The remaining increase in operating and maintenance expense was primarily attributable to costs incurred to improve the safety and reliability of electric and natural gas operations that were $104 million higher than amounts assumed under the 2011 rate cases, environmental remediation costs of $78 million associated with the Hinkley natural gas compressor site (see “Environmental Matters” below), which were partially offset by a $59 million decrease in storm-related costs as compared to 2011.

The Utility forecasts that pipeline-related costs associated with its natural gas pipeline system could be as much as $550 million in 2012 (including $232 million incurred during the six months ended June 30, 2012, as described above) which may not be recoverable through rates. Future operating and maintenance expense also will be affected by any additional accruals related to third-party claims arising from the San Bruno accident and any additional accruals for civil or criminal penalties, or punitive damages, if any, that may be imposed on the Utility. These future expenses will not be recoverable through rates. In addition, future operating and maintenance expense will be affected by the timing and amount of insurance recoveries for third-party claims arising from the San Bruno accident. (See “Natural Gas Matters” below.) The Utility anticipates that it will incur additional pipeline-related costs in future periods as it undertakes a multi-year effort to clear some of its gas transmission pipeline easements of encroachments caused by vegetation overgrowth and building structures that could impede the Utility’s access to pipelines. The additional costs incurred to clear encroachments may not be recoverable through rates. Following the Utility’s detection of mercury, a hazardous substance, in some gas transmission pipeline segments that have undergone hydrostatic pressure testing, the Utility has begun to assess the need for further remedial action to address the possible presence of mercury in other pipeline segments. The Utility is currently assessing the scope of the matter and the extent to which the Utility’s future operating and maintenance costs may be affected is uncertain.

The Utility forecasts that it will incur expenses in 2012 that are approximately $250 million higher than amounts assumed under the 2011 rate case decisions (including $104 million incurred during the six months ended June 30, 2012, as described above) as the Utility works to improve the safety and reliability of its electric and natural gas operations. The Utility expects to continue to incur these incremental expenses in 2013.

This higher level of spending for natural gas matters and to improve the safety and reliability of the Utility’s electric and natural gas operations is expected to negatively affect the Utility’s ability to earn its authorized return and PG&E Corporation’s future income available for common shareholders.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation and amortization expense consists of depreciation and amortization of plant and regulatory assets, and decommissioning expenses associated with fossil fuel-fired generation facilitates and nuclear power facilities. The Utility’s depreciation, amortization, and decommissioning expenses increased by $14 million, or 2%, and by $108 million, or 10%, in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.

The increase in the three months ended June 30, 2012 is primarily due to capital additions, and an increase in depreciation rates as authorized by the 2011 GT&S rate case and GRC decision. This increase was partially offset by depreciation expense that was authorized by the 2011 GRC and GT&S rate cases and recorded in the three months ended June 30, 2011, but pertained to the three months ended March 31, 2011, with no similar activity in the current period.

The increase in the six months ended June 30, 2012 is primarily due to capital additions, an increase in the energy recovery bond amortization rate, and an increase in depreciation rates as authorized by the 2011 GT&S rate case and GRC decision.

The Utility’s depreciation expense for future periods is expected to be impacted as a result of capital additions and the implementation of new depreciation rates as authorized by the CPUC in future GRC and GT&S rate cases, and by the FERC in transmission owner (“TO”) rate cases.

Interest Income

There were no material changes to interest income for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

The Utility’s interest income in future periods will be primarily affected by changes in interest rates, changes in regulatory balancing accounts, and the balance of funds held in escrow pending resolution of the Chapter 11 disputed claims. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

Interest Expense

There were no material changes to interest expense for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

The Utility’s interest expense in future periods will be impacted by changes in interest rates, changes in the liability for Chapter 11 disputed claims, changes in regulatory balancing accounts and regulatory assets, and changes in the amount of debt outstanding as long-term debt matures and additional long-term debt is issued. (See “Liquidity and Financial Resources” below.)

Other Income, Net

There were no material changes to other income, net for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

Income Tax Provision

The Utility’s income tax provision decreased by $96 million, or 51%, and $114 million, or 36%, in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The effective tax rates for the three months ended June 30, 2012 and 2011 were 29% and 34%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were 31% and 36%, respectively. The effective tax rates decreased in the three and six months ended June 30, 2012, as compared to the same periods in 2011, mainly due to a benefit associated with a loss carryback recorded in 2012 and non-tax-deductible penalties recorded in 2011, with no comparable amount in 2012.

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

Revolving Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings under their revolving credit facilities and the Utility’s commercial paper program at June 30, 2012:

(in millions)	Termination Date	Facility Limit	Letters of Credit Outstanding	Borrowings	Commercial Paper	Facility Availability
PG&E Corporation	May 2016	$ 300 (1)	$ -	$ -	$ -	$ 300
Utility	May 2016	3,000 (2)	363	-	825 (3)	1,812 (3)

Total revolving credit facilities		$ 3,300	$ 363	$ -	$ 825	$ 2,112

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

For the six months ended June 30, 2012, there were no borrowings under PG&E Corporation’s and the Utility’s revolving credit facilities. For the six months ended June 30, 2012, the average outstanding commercial paper balance was $1.1 billion and the maximum outstanding balance during the period was $1.4 billion.

The revolving credit facilities include usual and customary covenants for revolving credit facilities of this type, including covenants limiting liens to those permitted under PG&E Corporation’s and the Utility’s senior note indentures, mergers, sales of all or substantially all of PG&E Corporation’s and the Utility’s assets, and other fundamental changes. In addition, the revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter. The $300 million revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the common stock and at least 70% of the voting capital stock of the Utility. At June 30, 2012, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

2012 Financings

Utility

On April 16, 2012, the Utility issued $400 million principal amount of 4.45% Senior Notes due April 15, 2042. The proceeds from the issuance were used to repay a portion of outstanding commercial paper and for general corporate purposes.

On April 2, 2012, the Utility repurchased the entire $50 million principal amount of pollution control bonds Series 2010 E that were subject to mandatory tender on that same date. The Utility will hold the bonds until they are remarketed to investors or retired.

During the six months ended June 30, 2012, the Utility received equity contributions of $565 million from PG&E Corporation to maintain the 52% equity component of the Utility’s CPUC-authorized capital structure.

PG&E Corporation

During the six months ended June 30, 2012, PG&E Corporation sold 4,303,576 shares of its common stock under the Equity Distribution Agreement executed in November 2011 for cash proceeds of $183 million, net of fees and commissions of $2 million. At June 30, 2012, PG&E Corporation had the ability to issue an additional $115 million of its common stock under the Equity Distribution Agreement. On March 20, 2012, PG&E Corporation sold 5,900,000 shares of its common stock in an underwritten public offering for cash proceeds of $254 million, net of fees and commissions. In addition, during the six months ended June 30, 2012, PG&E Corporation issued 3,253,982 shares of its common stock under its 401(k) plan, its Dividend Reinvestment and Stock Purchase Plan, and its share-based compensation plans for total cash proceeds of $124 million. PG&E Corporation used the cash proceeds for general corporate purposes and to contribute equity to the Utility.

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

PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure. As the Utility incurs charges that are not recoverable through customer rates the Utility’s equity financing needs will increase. PG&E Corporation’s equity contributions to the Utility are funded primarily through common stock issuances. Additional common stock issued by PG&E Corporation in the future to fund further equity contributions to the Utility could have a material dilutive effect on PG&E Corporation’s earnings per common share.

A change in the Utility’s authorized capital structure also may impact PG&E Corporation’s and the Utility’s future debt and equity financing needs. On April 20, 2012, the Utility filed an application to begin the cost of capital proceeding in which the CPUC will determine the Utility’s authorized capital structure and rates of return beginning on January 1, 2013. (See “2013 Cost of Capital Proceeding” in “Regulatory Matters” below.)

Dividends

The following table summarizes dividends paid by PG&E Corporation and the Utility during the six months ended June 30, 2012:

(in millions)
PG&E Corporation
Common stock dividends paid	$ 368
Utility
Common stock dividends paid	$ 358
Preferred stock dividends paid	7

On June 20, 2012, the Board of Directors of PG&E Corporation declared a dividend of $0.455 per share, totaling $194 million, of which $188 million was paid on July 15, 2012 to shareholders of record on July 2, 2012. The remaining $6 million was reinvested under the Dividend Reinvestment and Stock Purchase Plan.

On June 20, 2012, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on August 15, 2012, to shareholders of record on July 31, 2012.

As the Utility focuses on improving the safety and reliability of its natural gas and electric operations, and subject to the outcome of the matters described under “Natural Gas Matters” below. PG&E Corporation expects that its Board of Directors will maintain the current annual common stock dividend of $1.82 per share through 2012.

Utility

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.

The Utility’s cash flows from operating activities for the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended
	June 30,
(in millions)	2012	2011
Net income	$ 458	$ 560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,190	1,082
Allowance for equity funds used during construction	(53)	(41)
Deferred income taxes and tax credits, net	242	408
Other	108	115
Effect of changes in operating assets and liabilities:
Accounts receivable	(50)	(1)
Inventories	5	1
Accounts payable	(107)	140
Income taxes receivable/payable	216	66
Other current assets and liabilities	78	(186)
Regulatory assets, liabilities, and balancing accounts, net	(115)	(324)
Other noncurrent assets and liabilities	202	114

Net cash provided by operating activities	$ 2,174	$ 1,934

In the six months ended June 30, 2012, net cash provided by operating activities increased by $240 million compared to the same period in 2011 primarily due to fluctuations in activities within the normal course of business such as the timing and amount of customer billings and collections.

Future cash flow from operating activities will be affected by the timing and amount of payments, including punitive damages, if any, that may be awarded, to third parties in connection with the San Bruno accident, any related insurance recoveries, any civil or criminal penalties that may be imposed on the Utility, higher operating and maintenance costs associated with the Utility’s natural gas and electric operations, and future tax payments, among other factors. (See “Operating and Maintenance” above and “Natural Gas Matters” below.)

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

The Utility’s cash flows from investing activities for the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended June 30,
(in millions)	2012	2011
Capital expenditures	$ (2,219)	$ (1,897)
(Increase) Decrease in restricted cash	(1)	198
Proceeds from sales and maturities of nuclear decommissioning trust investments	666	1,007
Purchases of nuclear decommissioning trust investments	(716)	(969)
Other	11	11

Net cash used in investing activities	$ (2,259)	$ (1,650)

Net cash used in investing activities increased by $609 million in the six months ended June 30, 2012 compared to the same period in 2011. This increase was partially due to an increase of $322 million in capital expenditures in the six months ended June 30, 2012. In addition, in the six months ended June 30, 2011, there was a decrease of $198 million in restricted cash that primarily reflected $191 million in releases from escrow for settled or withdrawn Chapter 11 disputed claims, with no comparable activity in 2012.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures. (See “Capital Expenditures” below for further discussion of expected spending and significant capital projects.)

Financing Activities

The Utility’s cash flows from financing activities for the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended June 30,
(in millions)	2012	2011
Net (repayments) issuances of commercial paper, net of discount of $2 in 2012 and in 2011	$ (566)	$ 265
Proceeds from issuance of long-term debt, net of discount and issuance costs of $6 in 2012 and $2 in 2011	394	298
Long-term debt matured or repurchased	(50)	(500)
Energy recovery bonds matured	(200)	(191)
Preferred stock dividends paid	(7)	(7)
Common stock dividends paid	(358)	(358)
Equity contribution	565	255
Other	48	13

Net cash used in financing activities	$ (174)	$ (225)

In the six months ended June 30, 2012, net cash used in financing activities decreased by $51 million compared to the same period in 2011. Cash provided by or used in financing activities is driven by the level of cash provided by or used in operating and investing activities. The Utility generally utilizes equity contributions from PG&E Corporation and long-term senior unsecured debt issuances to maintain its CPUC-authorized capital structure and to fund its capital expenditures, and relies on short-term debt to fund temporary financing needs.

PG&E Corporation

At June 30, 2012, PG&E Corporation affiliates had entered into four tax equity agreements to fund residential and commercial retail solar energy installations with two privately held companies. Under these agreements, PG&E Corporation has agreed to provide lease payments and investment contributions of up to $396 million to these companies in exchange for the right to receive benefits from local rebates, federal grants, and a share of the customer payments made to these companies. PG&E Corporation’s financial exposure from these agreements is generally limited to its lease payments and investment contributions to these companies. At June 30, 2012, PG&E Corporation had made total payments of $360 million under these agreements and received $191 million in benefits and customer payments. Lease payments, investment contributions, benefits, and customer payments received are included in cash flows from operating and investing activities within the Condensed Consolidated Statements of Cash Flows.

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with future obligations that relate to financing arrangements (such as long-term debt, preferred stock, and certain forms of regulatory financing), purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and purchases of fuel and transportation to support the Utility’s generation activities. (Refer to the 2011 Annual Report, the “Liquidity and Financial Resources” section above, and Notes 4 and 10 of the Notes to the Condensed Consolidated Financial Statements.)

CAPITAL EXPENDITURES

The Utility makes capital investments in its electric generation and electric and natural gas transmission and distribution infrastructure to maintain and improve system reliability, safety, and customer service; to extend the life of or replace existing infrastructure; and to add new infrastructure to meet growth. Most of the Utility’s revenue requirements to recover forecasted capital expenditures are authorized in the GRC and TO and GT&S rate cases. The Utility collects additional revenue requirements to recover capital expenditures related to projects that have been specifically authorized by the CPUC in separate proceedings, such as for new power plants, the SmartMeterTM advanced metering infrastructure, or other initiatives.

Oakley Generation Facility

On March 16, 2012, the California Court of Appeal granted The Utility Reform Network’s (“TURN”) appeal of the CPUC’s decision in December 2010 that had approved the Utility’s purchase of a 586-megawatt natural gas-fired facility in Oakley, California (“Oakley Generation Facility”). The Court determined that the CPUC had not allowed TURN, or other parties, sufficient opportunity to protest the Oakley Generation Facility, conduct discovery, or present evidence concerning the Utility’s purchase and sale agreement. The facility is fully permitted and construction began in June 2011. On March 30, 2012, in response to the Court’s ruling, the Utility filed a new application with the CPUC requesting approval of the Oakley Generation Facility and an amended and restated purchase and sale agreement between the Utility and Contra Costa Generating Station LLC. The Utility expects that the CPUC will issue a proposed decision on the application in the fourth quarter of 2012.

Natural Gas Pipeline Safety Enhancement Plan

As directed by the CPUC, on August 26, 2011, the Utility filed its proposed pipeline safety enhancement plan to replace certain natural gas pipeline segments, install automatic or remote shut-off valves, and take other actions to improve its natural gas pipeline system. Under the first phase of the plan, the Utility has requested that the CPUC authorize the Utility to recover forecasted capital expenditures over a four-year period of approximately $1.4 billion. At June 30, 2012, PG&E Corporation and the Utility have capitalized approximately $95 million of plan-related expenditures in their Condensed Consolidated Balance Sheets. The Utility is uncertain whether the proposed plan will be approved by the CPUC and what portion of costs will be recoverable through customer rates. If the CPUC does not authorize the Utility to add these capital investments to rate base in the future, a charge would be recorded to net income in the period in which the costs were disallowed by the CPUC. (Also see “Natural Gas Matters – CPUC Gas Safety Rulemaking Proceeding” below.)

NATURAL GAS MATTERS

As discussed in the 2011 Annual Report, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows, have continued to be negatively affected by costs incurred to improve the safety and reliability of the Utility’s natural gas operations and to respond to the regulatory proceedings, investigations, and civil lawsuits related to the San Bruno accident and the Utility’s natural gas operations. The current status of these matters and new developments are summarized here and described more fully below.

The CPUC is conducting three investigations pertaining to the Utility’s natural gas operations. In 2012, the CPUC’s Consumer Protection and Safety Division (“CPSD”) issued investigative reports in each of these investigations alleging that the Utility committed numerous violations of applicable laws and regulations. The Utility also continues to inspect its natural gas system and has filed reports notifying the CPUC of instances in which the Utility did not comply with various applicable regulations and CPUC orders. PG&E Corporation and the Utility believe it is probable that the CPUC will impose material penalties on the Utility as a result of these pending investigations and the Utility’s self-reports. (See “Pending CPUC Investigations and Enforcement Matters” below.) An investigation of the San Bruno accident by federal, state and local authorities also may result in the imposition of civil or criminal penalties on the Utility. (See “Criminal Investigation” below.) In addition to these investigations, various civil lawsuits have been filed against PG&E Corporation and the Utility in connection with the San Bruno accident that seek compensation for personal injury and property damage, and other relief, including punitive damages. (See “Pending Lawsuits and Other Claims” below.) Finally, the

Utility has continued to incur material pipeline-related expenses related to the safety of its gas system and is uncertain what portion will ultimately be recoverable through rates and when such costs will be recovered. (See “CPUC Gas Safety Rulemaking Proceeding” below.)

Pending CPUC Investigations and Enforcement Matters

CPUC Investigation Regarding Utility’s Facilities Records for its Natural Gas Pipelines

In March 2012, the CPSD filed testimony in the CPUC’s ongoing investigation pertaining to safety recordkeeping for the Utility’s gas transmission pipeline (Line 132) that ruptured in the San Bruno accident, as well as for its entire gas transmission system. The CPSD alleged that the Utility committed numerous violations of applicable laws and regulations based on the findings of the CPSD’s records management consultant and an engineering consultant. Among other findings, the consultants’ reports concluded that: the Utility’s recordkeeping practices have been deficient and have diminished pipeline safety; the San Bruno accident may have been prevented had the Utility managed its records properly over the years; and that the Utility has been operating, and continues to operate, without a functional integrity management program. On June 26, 2012, the Utility submitted testimony to the CPUC that disputed many of the CPSD’s findings and allegations, but acknowledged that improvements are needed to its asset management system and recordkeeping practices and outlined the steps being taken in these areas. Evidentiary hearings are scheduled for September 2012 with a final decision expected in February 2013. If the CPUC finds that the Utility has violated any rule, regulation or law, it will schedule a second phase to assess penalties. (See “Penalties Conclusion” below.)

CPUC Investigation Regarding Class Location Designations for Pipelines

On May 25, 2012, the CPSD submitted its investigative report in the CPUC’s ongoing investigation pertaining to the operation and practices of the Utility’s natural gas transmission pipeline system in or near locations of higher population density. Under federal and state regulations, the class location designation of a pipeline is based on the number and types of buildings, population density, or level of human activity near the segment of pipeline, and is used to determine the maximum allowable operating pressure (“MAOP”) up to which a pipeline can be operated. Citing the Utility’s admissions in previous reports to the CPUC, the CPSD report concluded that the Utility’s failures to classify pipeline segments properly and document past patrols of transmission lines resulted in a total of 3,062 violations of state and federal standards, the durations of which in total exceeded 15 million days. The report urged the CPUC to levy significant penalties on the Utility but did not recommend a specific penalty amount. On July 23, 2012, the Utility submitted testimony in response to the CPSD’s report that acknowledged deficiencies in the Utility’s past class location and patrol processes and described the efforts to improve those processes. The Utility also reported that it had discovered that its access to some pipelines has been limited by vegetation overgrowth or building structures that encroach upon some of the Utility’s gas pipeline property easements and that the Utility plans to undertake a multi-year effort to clear these encroachments. Evidentiary hearings are scheduled for August 2012 with a final decision expected in late 2012 or early 2013. (See “Penalties Conclusion” below.)

CPUC Investigation Regarding San Bruno Accident

On June 26, 2012, the Utility submitted testimony in the CPUC’s ongoing investigation of whether the Utility violated applicable laws and regulations in connection with the San Bruno accident. The testimony disputed many of the findings and allegations made by the CPSD in an investigation report issued in January 2012. The Utility acknowledged its liability for the San Bruno accident and determined that the likely root cause of the pipeline rupture was (1) a missing interior weld on the pipe; (2) a ductile tear likely caused by a hydrostatic test performed in 1956 at too low a pressure to cause the defective weld to fail; and (3) a fatigue crack that grew over time. In its response, the Utility stated that many of the findings identified in the CPSD’s reports are not deficiencies, or are much less severe than alleged, and do not constitute violations of applicable laws and regulations. The Utility also disagreed with the CPSD’s financial recommendations that shareholders pay for future costs of gas system improvements. Evidentiary hearings are scheduled for September and October 2012 with a final decision expected in January 2013. (See “Penalties Conclusion” below.)

Other Natural Gas Compliance Matters

In December 2011, the CPUC delegated authority to the CPSD to enforce compliance with certain state and federal regulations related to the safety of natural gas facilities and utilities’ natural gas operating practices, including the authority to issue citations and impose penalties. The CPUC also established a requirement that California gas corporations provide notice to the CPUC of any self-identified or self-corrected violations of these regulations. As of July 31, 2012, the Utility has submitted approximately 24 self-reports with the CPUC. In April 2012, the CPUC ordered the Utility to pay a $17 million penalty imposed by the CPSD for one of these self-reports in which the Utility failed to conduct periodic leak surveys because it had not included 16 gas distribution maps in its leak survey schedule. (The Utility has completed all of the missed leak surveys.) The CPSD has not yet taken action with respect to the Utility’s other self-reports. The CPSD may issue additional citations and impose penalties on the Utility associated with these or future reports that the Utility may file. (See “Penalties Conclusion” below.)

Penalties Conclusion

The CPUC can impose penalties of up to $20,000 per day, per violation, for violations of applicable laws, rules, and orders in connection with the pending investigations described above. For violations that are considered to have occurred on or after January 1, 2012, the penalties may be as high as $50,000 per day, per violation. (Under the CPUC’s delegation of authority described above, the CPSD is required to impose the maximum statutory penalty.) The CPUC and the CPSD have wide discretion to determine the number of violations and the length of time the violations existed. The calculation of penalties is generally based on the totality of the circumstances, including such factors as the severity of the violations; the type of harm caused by the violations and the number of persons affected; conduct taken to prevent, detect, disclose or rectify the violations; and the financial resources of the regulated entity.

The CPUC has stated that it is prepared to impose very significant penalties on the Utility if the evidence adduced at hearing establishes that the Utility’s policies and practices contributed to the loss of life, injuries, or loss of property resulting from the San Bruno accident.

PG&E Corporation and the Utility continue to believe it is probable that the Utility will incur total penalties of at least $200 million in connection with these investigations and the Utility’s self-reports. PG&E Corporation and the Utility have not recorded any additional charges during the six months ended June 30, 2012 and are unable to estimate the reasonably possible amount of penalties in excess of the amount accrued, and such amounts could be material. These estimates, and the assumptions on which they are based, are subject to change as the CPUC investigations progress and more information becomes known regarding the number of violations found to have been committed by the Utility; whether penalties will be calculated separately for each matter above or in the aggregate; whether the CPSD will issue additional citations based on the Utility’s self-reports; whether and how the CPUC will consider the broader impacts of the San Bruno accident on the Utility’s results of operations, financial condition, and cash flows; and the terms of possible settlements (if any) that may be negotiated with the CPUC. Future changes in these estimates or assumptions could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows.

Criminal Investigation

The U.S. Department of Justice, the California Attorney General’s Office, and the San Mateo County District Attorney’s Office are conducting an investigation of the San Bruno accident and have indicated that the Utility is a target of the investigation. The Utility is cooperating with the investigation. PG&E Corporation and the Utility are uncertain whether any criminal charges will be brought against either company or any of their current or former employees. PG&E Corporation and the Utility are unable to estimate the amount (or range of amounts) of reasonably possible losses associated with any civil or criminal penalties that could be imposed on the Utility.

Pending Lawsuits and Other Claims

In addition to the investigations and proceedings discussed above, at June 30, 2012, approximately 120 lawsuits involving third-party claims for personal injury and property damage, including two class action lawsuits, had been filed against PG&E Corporation and the Utility in connection with the San Bruno accident on behalf of approximately 400 plaintiffs. The lawsuits seek compensation for personal injury and property damage, and other relief, including punitive damages. These cases have been coordinated and assigned to one judge in the San Mateo County Superior Court. The trial date for the first of these cases has been rescheduled from July 23, 2012 to October 9, 2012. The court also postponed, until September 4, 2012, the hearing on various motions filed by PG&E Corporation and the Utility to request that the court dismiss certain claims, including the plaintiffs’ claims for punitive damages, based upon a lack of evidence to support such claims.

At June 30, 2012, the Utility has recorded a cumulative charge of $455 million for estimated third-party claims related to the San Bruno accident, including an $80 million charge made during the three and six months ended June 30, 2012, primarily to reflect recent settlements and information exchanged by the parties during the settlement and discovery process. The Utility estimates it is reasonably possible that it may incur as much as an additional $145 million for third-party claims, for a total possible loss of $600 million. PG&E Corporation and the Utility are unable to estimate the amount (or range of amounts) of reasonably possible losses associated with punitive damages, if any, related to these matters. The Utility has publicly stated that it is liable for the San Bruno accident and will take financial responsibility to compensate all of the victims for the injuries they suffered as a result of the accident. (See Note 10 to the Condensed Consolidated Financial Statements.)

The Utility has liability insurance from various insurers who provide coverage at different policy limits that are triggered in sequential order or “layers.” Generally, as the policy limit for a layer is exhausted, the next layer of insurance becomes available. The aggregate amount of this insurance coverage is approximately $992 million in excess of a $10 million deductible. The Utility has submitted insurance claims to certain insurers for the lower layers and recognized $25 million and $36 million for insurance recoveries during the three and six months ended June 30, 2012. This is in addition to the $99 million recognized for insurance recoveries during 2011. Although the Utility believes that a significant portion of costs incurred for third-party claims related to the San Bruno accident will ultimately be recovered through its insurance, it is unable to predict the amount and timing of future insurance recoveries. (See Note 10 to the Condensed Consolidated Financial Statements.)

A purported shareholder derivative lawsuit was filed following the San Bruno accident to seek recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims. On May 26, 2011, the judge ordered that proceedings in the derivative lawsuit be delayed until further order of the court.

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

CPUC Gas Safety Rulemaking Proceeding

The CPUC is considering the Utility’s proposed pipeline safety enhancement plan in the CPUC’s rulemaking proceeding to adopt safety-related changes to its regulation of natural gas pipeline transmission operators. The CPUC has not yet taken action on the Utility’s request to establish a memorandum account to track plan-related costs for potential future recovery. The Utility forecasts that costs associated with its natural gas pipeline system could be as much as $550 million in 2012, including costs to validate pipeline operating pressures, conduct strength tests, and perform other work within the scope of the proposed plan, as well as legal and regulatory costs. During the three and six months ended June 30, 2012, the Utility incurred pipeline-related costs of $128 million and $232 million, respectively. The ultimate amount of pipeline-related costs that are recoverable from customers will depend on various factors, including the scope and timing of the work required to be performed under the Utility’s pipeline safety enhancement plan as approved by the CPUC, whether the CPUC determines that the Utility may not recover costs to perform certain work under the Utility’s plan, and whether additional costs will be incurred to address any other pipeline matters identified by the Utility or to comply with new regulatory or legislative requirements. The current CPUC schedule calls for a decision on the Utility’s proposed plan in September 2012. (Also see “Capital Expenditures” above.)

In April 2012, the CPUC expanded the scope of its rulemaking proceeding to include natural gas distribution matters, to comply with recently enacted California law (“Senate Bill 705”) that requires each California gas corporation to implement industry best practices for gas pipeline safety. In accordance with Senate Bill 705, the Utility filed its proposed gas safety plan with the CPUC on June 29, 2012. In the plan, the Utility outlined the safety programs the Utility has in place, those that are being implemented, and future projects and initiatives to increase the safety and reliability of the Utility’s gas system, including the extensive work proposed in the Utility’s pipeline safety enhancement plan. The gas safety plan includes a proposed timeline for implementing the proposed projects and initiatives that corresponds to future rate case proceedings, such as the 2014 GRC and the 2015 GT&S rate case. On July 2, 2012, the Utility filed a draft of its 2014 GRC application which includes the gas distribution components of the proposed gas safety plan. (See “2014 General Rate Case” below.) The CPUC is required to accept, modify, or reject the gas safety plan by the end of 2012.

The CPUC also ordered that CPSD-managed management and financial audits of each gas corporation be conducted to address safety-related corporate culture and historical spending. The financial audits will examine the gas corporations’ authorized and budgeted safety-related capital investments and operation and maintenance expenditures for their last two authorized GRC cycles. (The CPUC stated that the Utility’s natural gas transmission-related expenditures will be excluded from the financial audit since its transmission-related expenditures were already the subject of an audit.) The CPUC ordered that an administrative law judge issue an order to establish the scope and timing of the management and financial audits. Such an order has not yet been issued and the Utility is uncertain when the audits will be completed and what action the CPUC may take in response to the results of the audits.

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

2014 General Rate Case

On July 2, 2012, the Utility submitted a draft of its 2014 GRC application to the CPUC for review by the CPUC’s Division of Ratepayer Advocates (“DRA”). In the Utility’s 2014 GRC, the CPUC will determine the annual amount of authorized revenue requirements that the Utility is authorized to collect from customers January 1, 2014 through 2016 to recover its anticipated costs for electric and natural gas distribution and electric generation operations and to provide the Utility an opportunity to earn its authorized rate of return.

In its draft GRC application, the Utility has stated that it intends to request that the CPUC increase the Utility’s authorized base revenues for 2014 by a total of $1.25 billion over the comparable base revenues for 2013 that were previously authorized by the CPUC. Over the 2014 through 2016 GRC period, the Utility plans to make additional capital investments in electric and natural gas distribution and electric generation infrastructure, and improve safety, reliability and customer service. The Utility forecasts that its 2014 weighted average rate base (i.e., the Utility’s net investment in facilities, equipment, and other property used or useful in providing utility service to its customers) for the portion of the Utility’s business reviewed in the GRC will be $21.6 billion. The Utility forecasts that it will need to spend nearly $4.0 billion on capital expenditures in each of 2014, 2015, and 2016 on electric and natural gas distribution and electric generation infrastructure improvements.

The following tables compare the proposed 2014 revenue requirement amounts included in the draft application with the comparable revenue requirements currently authorized for 2013, by both line of business and cost category:

(in millions)	Amounts Included in the Draft Application for 2014	Amounts Currently Authorized for 2013	Increase Compared to Currently Authorized Amounts
Line of Business:
Electric distribution	$ 4,333	$ 3,768	$ 565
Gas distribution	1,783	1,324	459
Electric generation	1,962	1,737	225

Total revenue requirements	$ 8,078	$ 6,829	$ 1,249

Cost Category:
Operations and maintenance	$ 1,677	$ 1,424	$ 253
Customer services	359	334	25
Administrative and general	1,030	806	224
Less: Revenue credits	(142)	(149)	7
Franchise fees, taxes other than income, and other adjustments	117	155	(38)
Depreciation (including costs of asset removal), return, and income taxes	5,037	4,259	778

Total revenue requirements	$ 8,078	$ 6,829	$ 1,249

The Utility’s 2014 forecast for gas distribution operations includes increased costs to replace 180 miles of distribution line per year (compared to 30 miles currently), use new leak detection technologies and survey the entire system more frequently, remotely monitor and control a significant number of valves, implement an asset management system to provide detailed, readily accessible information about the gas distribution system, and lower response times for customer gas odor reports. The Utility’s forecast for electric distribution operations includes increased costs to upgrade and replace electric utility poles, overhead wires, and other assets to improve safety and reduce outages, use infrared technology to identify and correct equipment issues before they fail, install more automation to limit the impact and duration of outages, increase patrols and other measures to mitigate wildfire risk, increase system capacity to meet new customer demand, and improve asset records management. The Utility’s forecast for electric generation includes increased costs to operate the Utility’s hydroelectric system (including costs related to the Helms pumped storage facility and costs associated with operating licenses issued by the FERC), to comply with new requirements adopted by the NRC applicable to the Utility’s Diablo Canyon nuclear power plant, and to operate and maintain the Utility’s fossil fuel-fired and other generating facilities. In addition, the Utility’s forecast includes increased costs to improve service at the Utility’s local offices and customer contact centers and to improve the service provided by field account representatives to small- and mid-sized business customers.

The Utility plans to propose that the CPUC establish new balancing accounts for costs associated with gas leak survey and repair, major emergencies, and new regulatory requirements related to nuclear operations and hydroelectric relicensing, because these costs are subject to a high degree of uncertainty. Finally, the Utility intends to request that the CPUC establish a generally fixed attrition allowance that would increase the Utility’s authorized revenues in 2015 and 2016, primarily to reflect increases in rate base due to capital investments in infrastructure and, to a lesser extent, anticipated increases in wages and other expenses. As part of the attrition proposal, the Utility plans to request that revenue requirements be adjusted to reflect certain externally driven changes in the Utility’s costs. The Utility estimates that the attrition mechanism would provide increases in revenue of $491 million in 2015 and an additional $499 million in 2016.

Independent consultants hired by the CPUC’s CPSD will review certain operational plans underlying the Utility’s 2014 cost forecast to ensure that safety and security concerns have been addressed and that the plans properly incorporate risk assessments and mitigation measures. The consultants will evaluate the Utility’s plans, provide information about the quality and cost-effectiveness of the Utility’s safety and security proposals, and compare the proposals to industry best practices and standards. The Utility will be able to respond to the consultants’ reviews later in the proceeding, and the Utility’s response may include a revised revenue requirement forecast to address specific recommendations made by the consultants.

After the DRA determines that the Utility has satisfactorily responded to any comments the DRA may have on the draft GRC application and the DRA accepts the draft application, the Utility must wait 60 days to file the formal GRC application with the CPUC. The Utility anticipates that it will file its formal application in late 2012.

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

The Utility also has requested that the CPUC approve the continuation of the annual cost of capital adjustment mechanism that has been in effect since 2008. The mechanism would be triggered in a particular year if the 12-month October-through-September average of the applicable Moody’s Investors Service utility bond index increases or decreases by more than 100 basis points from the benchmark. If the adjustment mechanism is triggered, the Utility’s authorized ROE beginning on the next January 1st would be adjusted by one-half of the increase or decrease. In addition, the Utility’s authorized long-term debt and preferred stock costs would be updated to reflect actual August month-end embedded costs and forecasted interest rates for variable long-term debt and new long-term debt and preferred stock scheduled to be issued in the coming year. In any year where the 12-month average yield triggers an automatic ROE adjustment, that average yield would become the new benchmark.

The Utility has proposed that any changes to its revenue requirements resulting from the CPUC’s cost of capital decision be effective January 1, 2013. The Utility estimates that its 2013 revenue requirement associated with the requested cost of capital would be approximately $100 million less than the currently authorized revenue requirement.

The CPUC stated that the proceeding will be split into two phases with the first phase addressing test year 2013 cost of capital issues and the second phase addressing the cost of capital adjustment mechanism. The CPUC is scheduled to issue a final decision on the first phase before the end of 2012. The Utility has proposed to file its next full cost of capital application with the CPUC in April 2015 for test year 2016.

Diablo Canyon Nuclear Power Plant

In March 2012, the NRC issued several orders to the owners of all U.S. operating nuclear reactors to implement the highest-priority recommendations issued by the NRC’s task force to incorporate the lessons learned from the March 2011 earthquake and tsunami that caused significant damage to nuclear facilities in Japan. As applied to the Utility, the orders require the Utility to develop mitigation strategies to respond to potential extreme natural events resulting in the loss of power at Diablo Canyon and to enhance the instrumentation used in the plant’s spent fuel pool to better monitor water temperature. The NRC is scheduled to issue implementation guidance in August 2012. The Utility, as well as other nuclear power plant owners, will then be required to submit an integrated plan, including a description of how compliance with the orders will be achieved, to the NRC by February 2013. After reviewing the plans, the NRC plans to issue facility-specific orders, as necessary, imposing license conditions that address the requirements of the orders. Each nuclear power plant owner will be required to be in full compliance with the NRC orders within two refueling outages or by December 31, 2016, whichever comes first.

Although the Utility has already taken significant action at Diablo Canyon to address concerns raised by the events in Japan, the Utility expects to incur additional costs to comply with the new requirements. The Utility is currently evaluating the NRC’s orders and intends to request CPUC approval to recover estimated compliance costs as part of the 2014 GRC. (See “2014 General Rate Case” above.) The NRC has also requested nuclear power plant owners to provide additional information about seismic and flooding hazards and emergency preparedness, which the NRC may consider in future regulatory proceedings or actions.

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

Other Matters

The Utility has been installing an advanced metering infrastructure, using SmartMeterTM technology, throughout its service territory. On April 25, 2012, the CPUC began an investigation into whether the Utility violated its obligation to provide reasonable service under applicable regulations due to the improper actions taken by a former management employee who allegedly misrepresented his identity in order to gain access to the websites of various public groups that opposed installation of the Utility’s advanced metering infrastructure. If the CPUC determines that the Utility violated applicable law, the CPUC may impose penalties on the Utility or require other remedial actions.

In June 2012, the CPUC opened a rulemaking proceeding to examine electric rate design for residential customers among California’s electric utilities and consider regulatory and legislative changes that may be needed to the current rate structure. PG&E Corporation and the Utility are uncertain how the outcome of this rulemaking proceeding will affect the Utility’s future electric rate structure.

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

Remediation

The Utility has been, and may be, required to pay for environmental remediation costs at sites where it is identified as a potentially responsible party under federal and state environmental laws. These sites include former manufactured gas plant sites, current and former power plant sites, former gas gathering and gas storage sites, sites where natural gas compressor stations are located, current and former substations, service center and general construction yard sites, and sites currently and formerly used by the Utility for the storage, recycling, or disposal of hazardous substances. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances even if it did not deposit those substances on the site.

Hinkley Natural Gas Compressor Site

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor site near Hinkley, California. The Utility is also required to take measures to abate the effects of the contamination on the environment. The Utility’s remediation and abatement efforts are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region (“Regional Board”). The Regional Board has issued several orders directing the Utility to implement interim remedial measures to reduce the mass of the underground plume of hexavalent chromium, monitor and control movement of the plume, and provide replacement water to affected residents.

In June 2012, the Regional Board issued an amended cleanup and abatement order that accepted the Utility’s proposed program to provide whole house replacement systems for approximately 300 resident households located up to one mile from the chromium plume boundary with two options for a replacement water supply. Eligible residents may have an individual water treatment system on the property or, where feasible, have a deeper well installed to draw water from a lower aquifer. Alternatively, eligible residents may choose to have the Utility purchase their properties. The Utility has begun implementing this program and is required to complete implementation by August 31, 2013. The Utility will maintain and operate the whole house replacement systems for five years or until the State of California has adopted a drinking water standard specifically for hexavalent chromium at which time the program will be evaluated.

The Regional Board is also evaluating final remediation alternatives submitted by the Utility using a combination of remedial methods, including using pumped groundwater from extraction wells to irrigate agricultural land and in-situ treatment of the contaminated water. The Regional Board stated it anticipates releasing a draft environmental impact report (“EIR”) in the second half of 2012 and the Utility expects that it will consider certification of the final EIR, which will include the final approved remediation plan, in early 2013.

On July 25, 2012, the Regional Board issued a draft cleanup and abatement order, that if adopted, would require the Utility to submit a workplan for installing additional sampling wells to better define the chromium plume boundary and the direction of groundwater flow. Comments on the draft order are due by August 10, 2012.

At June 30, 2012, $210 million was accrued in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets for estimated undiscounted future remediation costs associated with the Hinkley natural gas compressor site, compared to $149 million accrued at December 31, 2011. The increase primarily reflects the Utility’s best estimate of future probable costs associated with providing water replacement systems to eligible residents or purchasing property from eligible residents, as described above. Remediation costs for the Hinkley natural gas compressor site are not recovered from customers.

Future costs will depend on many factors, including when and whether the Regional Board certifies the final remediation plan, the extent of the groundwater chromium plume, the levels of hexavalent chromium the Utility is required to use as the standard for remediation, and the number of eligible residents who participate in the Utility’s program or choose to have the Utility purchase their properties, as described above. As more information becomes known regarding these factors, estimates and assumptions regarding the amount of liability incurred may be subject to further changes. Future changes in estimates may have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows.

Greenhouse Gas Regulation

California Assembly Bill 32 requires the gradual reduction of statewide GHG emissions to the 1990 level by 2020. The California Air Resources Board (“CARB”) has approved various regulations, including regulations to establish a state-wide, comprehensive “cap-and-trade” program that sets a gradually declining limit (or “cap”) on the amount of GHGs that may be emitted by the major sources of GHG emissions. The cap-and-trade compliance period will begin on January 1, 2013. The CARB is expected to issue a fixed number of emission allowances (i.e., the rights to emit GHGs) before the end of 2012, some of which will be allocated at no charge to regulated electric distribution utilities, such as the Utility. The CARB will sell other allowances at an auction, the first of which is scheduled to be held on November 14, 2012. The Utility’s compliance costs under the cap-and-trade program are expected to be passed through to customers through rates.

Under the CARB’s regulations, emitters (also known as covered entities) also can purchase “offset credits” from certified parties that develop environmental projects in sectors not regulated under the cap, such as reforestation and methane capture projects. Emitters would be able to use the offset credits to satisfy up to 8% of their compliance obligations. In March 2012, a lawsuit was filed in San Francisco Superior Court challenging the CARB’s regulations pertaining to offset credits. It is uncertain when this challenge will be resolved and how its resolution will affect implementation of the CARB’s cap-and-trade program.

Renewable Energy Resources

California’s new Renewables Portfolio Standard (“RPS”) program increases the amount of renewable energy that load-serving entities (“LSE”s), such as the Utility, must deliver to their customers from at least 20% of their total retail sales, as required by the prior law, to 33% of their total retail sales. The new RPS program, which became effective in December 2011, established three initial compliance periods: 2011 through 2013, 2014 through 2016, and 2017 through 2020. The RPS compliance requirement that must be met for each of these compliance periods will gradually increase through 2020 and will be determined on an annual basis thereafter.

On June 21, 2012, the CPUC adopted rules for transitioning between the prior 20% RPS program and the new 33% RPS program, applying excess procurement quantities across compliance periods, using procurement from short-term contracts to meet compliance requirements, and reporting annual RPS compliance to the CPUC. In future decisions, the CPUC is expected to address the process for seeking a reduction or waiver of compliance obligations. The CPUC is also expected to determine whether to change the penalty provisions applicable to the former RPS program, which had generally established a maximum penalty of $25 million per year on each retail seller that had an unexcused failure to meet its compliance obligation. Additionally, the California Energy Commission, which continues to have responsibility for certifying the eligibility of renewable resources and verifying LSE compliance with the RPS program, is expected to issue additional regulations later this year.

The Utility has made substantial financial commitments under third-party renewable energy contracts to meet RPS procurement quantity requirements. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.) The Utility currently forecasts that it will comply with its procurement requirements under the new 33% RPS program for the first and second compliance periods through 2016. The costs incurred by the Utility under third-party contracts to meet RPS requirements are expected to be recovered with other procurement costs through rates. The costs of Utility-owned renewable generation projects will be recoverable through traditional cost-of-service ratemaking mechanisms provided that costs do not exceed the maximum amounts authorized by the CPUC for the respective project.

Water Quality

The U.S. Environmental Protection Agency (“EPA”) published draft regulations in April 2011 to implement the requirements of the federal Clean Water Act which requires that cooling water intake structures at electric power plants, such as the nuclear generation facilities at Diablo Canyon, reflect the best technology available to minimize adverse environmental impacts. In June 2012, the EPA proposed changes to these draft regulations which, if adopted, would provide more flexibility in complying with some of the requirements. The EPA is expected to issue final regulations before the end of 2012.

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

The Utility’s value-at-risk calculated under the methodology described above was approximately $10 million at June 30, 2012. The Utility’s approximate high, low, and average values-at-risk during the 12 months ended June 30, 2012 were $11 million, $7 million, and $9 million, respectively. (See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion of price risk management activities.)

Interest Rate Risk

Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. At June 30, 2012, if interest rates changed by 1% for all current PG&E Corporation and Utility variable rate and short-term debt and investments, the change would affect net income for the next 12 months by $10 million, based on net variable rate debt and other interest rate-sensitive instruments outstanding.

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

The following table summarizes the Utility’s net credit risk exposure to its counterparties, as well as the Utility’s credit risk exposure to counterparties accounting for greater than 10% net credit exposure, as of June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Gross credit exposure before credit collateral (1)	$ 149	$ 151
Credit collateral	(15)	(13)

Net credit exposure (2)	$ 134	$ 138

Number of wholesale customers or counterparties >10%	2	2

Net credit exposure to wholesale customers or counterparties >10%	$ 95	$ 106

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles involved the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, asset retirement obligations, and pension and other postretirement benefit plans to be critical accounting policies due, in part, to these accounting policies’ complexity, relevance and materiality to the financial position and results of operations of PG&E Corporation and the Utility, and requirement to use material judgments and estimates. Actual results may differ substantially from these estimates. These accounting policies and their key characteristics are discussed in detail in the 2011 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2012, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 (“1934 Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the 1934 Act is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following legal proceedings, PG&E Corporation and the Utility are involved in various legal proceedings in the ordinary course of their business. For more information regarding PG&E Corporation’s and the Utility’s contingencies, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Diablo Canyon Power Plant

The EPA published draft regulations in April 2011 to implement the requirements of the federal Clean Water Act, which requires that cooling water intake structures at electric power plants, such as the nuclear generation facilities at Diablo Canyon reflect the best technology available to minimize adverse environmental impacts. In June 2012, the EPA proposed changes to these draft regulations which, if adopted, would provide more flexibility in complying with some of the requirements. The EPA is expected to issue final regulations before the end of 2012.

The EPA’s final regulations could affect future negotiations between the Central Coast Regional Water Quality Control Board and the Utility regarding the status of the 2003 settlement agreement.

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

On March 14, 2012, the full Regional Board voted to approve the settlement between the Regional Board and the Utility regarding a claim for administrative penalties the Regional Board sought to impose on the Utility due to the Utility’s alleged violation of a 2008 order requiring the Utility to control the spread of the chromium groundwater plume beyond boundaries described in the order. The Utility has paid the $2 million cash portion of the $4 million penalty agreed to under the settlement. The other half of the penalty will fund the construction of a replacement water system for the Hinkley public school. For additional information, see “Part I, Item 3. Legal Proceedings” in the 2011 Annual Report.

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

In December 2011, the CPUC delegated authority to the CPSD to enforce compliance with certain state and federal regulations related to the safety of natural gas facilities and utilities’ natural gas operating practices, including the authority to issue citations and impose penalties. Under the CPUC’s delegation of authority, the CPSD is required to impose the maximum statutory penalty. The CPUC also established a requirement that California gas corporations provide notice to the CPUC of any self-identified or self-corrected violations of these regulations. As of July 31, 2012, the Utility has submitted approximately 24 self-reports with the CPUC. In April 2012, the CPUC ordered the Utility to pay a $17 million penalty imposed by the CPSD for one of these self-reports in which the Utility failed to conduct periodic leak surveys because it had not included 16 gas distribution maps in its leak survey schedule. (The Utility has completed all of the missed leak surveys.) The CPSD has not yet taken action with respect to the Utility’s other self-reports. The CPSD may issue additional citations and impose penalties on the Utility associated with these or future reports that the Utility may file.

Criminal Investigation

An investigation of the San Bruno accident by state and federal authorities also may result in the imposition of civil or criminal penalties on the Utility. State and federal authorities have indicated that the Utility is a target of the investigation. PG&E Corporation and the Utility are uncertain whether any criminal charges will be brought against either company or any of their current or former employees.

See the section entitled “Natural Gas Matters” above in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see the section of the 2011 Annual Report entitled “Risk Factors” and the section of this quarterly report entitled “Cautionary Language Regarding Forward-Looking Statements.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, PG&E Corporation made equity contributions totaling $180 million to the Utility in order to maintain the 52% common equity component of its CPUC-authorized capital structure. Neither PG&E Corporation nor the Utility made any sales of unregistered equity securities during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2012, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. During the quarter ended June 30, 2012, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the six months ended June 30, 2012 was 2.53. The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 2012 was 2.48. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement Nos. 33-62488 and 333-172394 relating to various series of the Utility’s first preferred stock and its senior notes, respectively.

PG&E Corporation’s earnings to fixed charges ratio for the six months ended June 30, 2012 was 2.45. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-172393 relating to its senior notes.

ITEM 6. EXHIBITS

3	Amended Bylaws of Pacific Gas and Electric Company effective June 20, 2012

*10.1	Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Ed Halpin dated February 3, 2012 for employment starting April 1, 2012

*10.2	Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Jesus Soto dated April 4, 2012

*10.3	Form of Restricted Stock Unit Agreement for 2012 grants to directors under the PG&E Corporation 2006 Long-Term Incentive Plan

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory agreement.
**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

KENT M. HARVEY
Kent M. Harvey
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

DINYAR B. MISTRY
Dinyar B. Mistry
Vice President, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated:   August 7, 2012

EXHIBIT INDEX

3	Amended Bylaws of Pacific Gas and Electric Company effective June 20, 2012

*10.1	Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Ed Halpin dated February 3, 2012 for employment starting April 1, 2012

*10.2	Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Jesus Soto dated April 4, 2012

*10.3	Form of Restricted Stock Unit Agreement for 2012 grants to directors under the PG&E Corporation 2006 Long-Term Incentive Plan

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory agreement.
**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.